Form 10-Q
period 2024-03-30
INTEVAC INC
filed 2024-04-30
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
of the Act). ☐ Yes ☒ No
On April 30, 2024, 26,584,057 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2024	December 30, 2023

	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$45,750	$51,441
Short-term investments	18,094	17,405
Trade and other accounts receivable, net of allowances of $0 at both March 30, 2024 and December 30, 2023	25,136	18,613
Inventories	45,808	43,795
Prepaid expenses and other current assets	2,387	2,123

Total current assets	137,175	133,377
Long-term investments	922	2,687
Restricted cash	700	700
Property, plant and equipment, net	7,149	7,664
Operating lease right-of-use-assets	7,182	7,658
Intangible assets, net of amortization of $212 at March 30, 2024 and $178 at December 30, 2023	920	954
Deferred income taxes and other long-term assets	3,194	3,466

Total assets	$157,242	$156,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$902	$1,008
Accounts payable	5,494	5,800
Accrued payroll and related liabilities	2,837	3,475
Other accrued liabilities	1,955	1,820
Customer advances	23,044	20,407

Total current liabilities	34,232	32,510
Noncurrent liabilities:
Noncurrent operating lease liabilities	6,591	6,976
Customer advances	1,482	1,482
Other long-term liabilities	14	21

Total noncurrent liabilities	8,087	8,479
Stockholders’ equity:
Common stock, $0.001 par value	27	26
Additional paid-in capital	211,398	210,320
Treasury stock, 5,087 shares at both March 30, 2024 and December 30, 2023	(29,551)	(29,551)
Accumulated other comprehensive income	30	97
Accumulated deficit	(66,981)	(65,375)

Total stockholders’ equity	114,923	115,517

Total liabilities and stockholders’ equity	$157,242	$156,506

Note:	Amounts as of December 30, 2023 are derived from the December 30, 2023 audited consolidated financial statements.
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 30, 2024	April 1, 2023

	(Unaudited)
	(In thousands, except per share amounts)
Net revenues	$9,631	$11,542
Cost of net revenues	5,427	6,823

Gross profit	4,204	4,719
Operating expenses:
Research and development	4,369	3,973
Selling, general and administrative	4,281	5,200

Total operating expenses	8,650	9,173

Loss from operations	(4,446)	(4,454)
Interest income and other income (expense), net	2,221	672

Loss from continuing operations before provision for income taxes	(2,225)	(3,782)
Provision for income taxes	476	386

Net loss from continuing operations	(2,701)	(4,168)
Net income from discontinued operations, net of taxes	1,095	277

Net loss	(1,606)	(3,891)

Net income (loss) per share:
Basic and diluted – continuing operations	$(0.10)	$(0.16)
Basic and diluted – discontinued operations	$0.04	$0.01
Basic and diluted – net loss	$(0.06)	$(0.15)
Weighted-average common shares outstanding:
Basic and diluted	26,522	25,781
See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 30, 2024	April 1, 2023
	(Unaudited)
	(In thousands)
Net loss	$(1,606)	$(3,891)

Other comprehensive income (loss), before tax:
Change in unrealized net gain (loss) on available-for-sale investments	29	169
Foreign currency translation gains (losses)	(96)	10

Other comprehensive income (loss), before tax	(67)	179
Income tax provision related to items in other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	(67)	179

Comprehensive loss	$(1,673)	$(3,712)

See accompanying notes.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 30, 2024	April 1, 2023
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(1,606)	$(3,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558	344
Net amortization (accretion) of investment premiums and discounts	(83)	(61)
Amortization of intangible assets	34	34
Equity-based compensation	761	1,581
Straight-line rent adjustment and amortization of lease incentives	(15)	(249)
(Gain) loss on disposal of fixed assets	523	(65)
Deferred income taxes	299	197
Changes in operating assets and liabilities	(7,006)	(21,491)

Total adjustments	(4,929)	(19,710)

Net cash used in operating activities	(6,535)	(23,601)
Investing activities
Purchases of investments	(7,099)	(1,989)
Proceeds from sales and maturities of investments	8,287	14,095
Proceeds from sales of fixed assets	—	65
Purchases of leasehold improvements and equipment	(566)	(4,005)

Net cash provided by investing activities	622	8,166
Financing activities
Proceeds from issuance of common stock	462	835
Payment of acquisition-related contingent consideration	—	(250)
Taxes paid related to net share settlement	(144)	(1,274)

Net cash provided by (used in) financing activities	318	(689)
Effect of exchange rate changes on cash and cash equivalents	(96)	10

Net decrease in cash, cash equivalents and restricted cash	(5,691)	(16,114)
Cash, cash equivalents and restricted cash at beginning of period	52,141	69,690

Cash, cash equivalents and restricted cash at end of period	$46,450	$53,576

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
In the opinion of management, the unaudited interim condensed consolidated financial statements of Intevac included herein have been prepared on a basis consistent with the December 30, 2023 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.
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
Government Grants and Credits
Government assistance is recognized when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded when the related costs have been incurred and there is reasonable assurance regarding collection of the claim. Grant claims not settled by the balance sheet date are recorded as receivables, provided their receipt is reasonably assured. The determination of the amount of the claim, and accordingly the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies.
During the three months ended March 30, 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund equal to $2.4 million of Employee Retention Credit (“ERC”) benefits from the U.S. government. The refund is recorded within trade and other accounts receivable in our condensed consolidated balance sheet as of March 30, 2024, and as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the three months ended March 30, 2024. (See Note 12. Income Taxes.)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	Divestiture and Discontinued Operations
Sale of Photonics
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, LLC (“EOTECH”) governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration, (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH has also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024 and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. As of March 30, 2024, there have been no earnout payments under the Purchase Agreement. At any time prior to December 31, 2024, EOTECH may elect to pay to the Company $14.0 million, which would terminate EOTECH’s obligations with respect to any remaining earnout payments. The cash proceeds do not include any estimated future payments from the revenue earnout as the Company has elected to record the proceeds when the consideration is deemed realizable. The Company believes the disposition of the Photonics business will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
In connection with the Photonics sale, the Company and EOTECH also entered into a Transition Service Agreement (the “TSA”) and a Lease Assignment Agreement. The TSA, which expired on June 30, 2022, outlined the information technology, people, and facility support the parties provided to each other for a period after the closing of the sale. The Lease Assignment Agreement assigns the lease obligation for two buildings in the Company’s California campus to EOTECH. As part of the assignment, the Company agreed to subsidize a portion of EOTECH’s lease payments through the remainder of the lease term which expired in March 2024. In August 2022, Intevac and EOTECH entered into a Shared Services Agreement (the “Shared Services Agreement”) to share certain building maintenance costs.
Fees earned under the Shared Services Agreement for the three months ended March 30, 2024 and April 1, 2023 were $37,000 and $25,000, respectively. As of March 30, 2024 and December 30, 2023, accounts receivable from EOTECH of $10,000 and $62,000, respectively, were included in trade and other accounts receivable in the Company’s condensed consolidated balance sheets.
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the condensed consolidated statements of operations for the three months ended March 30, 2024 and April 1, 2023.
The key components from discontinued operations related to the Photonics segment are as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In thousands)
Operating expenses:
Selling, general and administrative	$(162)	$(277)

Total operating expenses	(162)	(277)

Operating income – discontinued operations	162	277
Other income (expense) – discontinued operations	933	—

Income from discontinued operations before provision for income taxes	1,095	277
Provision for income taxes	—	—

Net income from discontinued operations, net of taxes	$1,095	$277

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the three months ended March 30, 2024 and April 1, 2023:

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In thousands)
Equity-based compensation	$—	$(260)

3.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 30, 2024 and April 1, 2023.
Major Products and Service Lines

	Three Months Ended March 30, 2024	Three Months Ended April 1, 2023

	(In thousands)
	HDD	HDD	PV	Total
Systems, upgrades and spare parts	$8,119	$10,517	$18	$10,535
Field service	1,512	1,007	—	1,007

Total net revenues	$9,631	$11,524	$18	$11,542

Revenue by Geographic Region

	Three Months Ended

	March 30, 2024	April 1, 2023
	(In thousands)
United States	$482	$1,614
Asia	9,149	9,928

Total net revenues	$9,631	$11,542

Timing of Revenue Recognition

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In thousands)
Products transferred at a point in time	$9,631	$11,542
Products and services transferred over time	—	—

Total net revenues	$9,631	$11,542

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled, and our contract liabilities, which we classify as deferred revenue and customer advances, for the three months ended March 30 2024.

	March 30, 2024	December 30, 2023	Three Months Change

	(In thousands)
Contract assets:
Accounts receivable, unbilled	$884	$393	$491

Contract liabilities:
Deferred revenue	$476	$376	$100
Customer advances	24,526	21,889	2,637

	$25,002	$22,265	$2,737

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the three months ended March 30, 2024, contract assets increased by $491,000 primarily due to the accrual of revenue related to the sale of spare parts sold to a customer as of March 30, 2024.
Customer advances generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These customer advances are liquidated when revenue is recognized. Deferred revenue generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the three months ended March 30, 2024, we recognized revenue of $66,000 that was included in deferred revenue at the beginning of the period.
In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and, accordingly, the Company removed the order from backlog. The customer contract associated with the cancelled order requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order, all of which will be utilized to settle this customer obligation. In September 2023, the Company applied $444,000 of billings against these advances in connection with inventory scrapped at the customer’s direction. In December 2023, the Company received notice of the cancellation of a $11.4 million order for two 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and, accordingly, the Company removed the order from backlog. The Company has not received any customer advances associated with the cancelled order. The Company expects to invoice the customer in the second quarter of fiscal 2024 for the cancellation fee associated with this order.
On March 30, 2024, we had $53.1 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 55.4% of our remaining performance obligations as revenue in 2024 and 44.6% in 2025.

4.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	March 30, 2024	December 30, 2023
	(In thousands)
Raw materials	$35,755	$37,346
Work-in-progress	10,053	6,449

	$45,808	$43,795

In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems. In December 2023, the Company received notice of the cancellation of a $11.4 million order for two 200 Lean HDD systems. The customer contract associated with the cancelled orders requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order for eight 200 Lean HDD systems, all of which will be utilized to settle this customer obligation. The Company has not received any customer advances associated with the cancelled order for two 200 Lean HDD systems. The Company expects to invoice the customer in the second quarter of 2024 for the cancellation fee associated with this order. In fiscal 2024, as part of the cancellation of the orders for the ten 200 Lean HDD systems, the customer is expected to take delivery of $11.8 million of inventory on hand at March 30, 2024 and $4.0 million of inventory on order, plus reimburse us for any supplier cancellation charges and the costs associated with managing the inventory. A portion of the inventory will be utilized to satisfy other outstanding purchase orders from this customer in backlog.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Equity-Based Compensation
At March 30, 2024, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan, the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the ESPP. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.
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
Compensation Expense
The effect of recording equity-based compensation for the three months ended March 30, 2024 and April 1, 2023 was as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023

	(In thousands)
Equity-based compensation by type of award:
Stock options	$—	$(13)
RSUs	533	599
PRSUs	91	798
ESPP purchase rights	137	197

Total equity-based compensation	$761	$1,581

Included in the table above are:

(a)	Equity-based compensation reported in discontinued operations of ($ 260,000 ) for the three months ended April 1, 2023. (See Note 2. Divestiture and Discontinued Operations.)
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Option activity as of March 30, 2024 and changes during the three months ended March 30, 2024 were as follows:

	Shares	Weighted-Average Exercise Price

Options outstanding at December 30, 2023	142,000	$6.57
Options cancelled and forfeited	(9,000)	$7.71

Options outstanding at March 30, 2024	133,000	$6.50

Options exercisable at March 30, 2024	133,000	$6.50
Intevac issued 153,595 shares of common stock under the ESPP during the three months ended March 30, 2024.
Intevac estimated the weighted-average fair value of ESPP purchase rights using the following weighted-average assumptions:

	Three Months Ended
	March 30, 2024	April 1, 2023
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$1.41	$2.23
Expected volatility	47.81%	34.20%
Risk-free interest rate	4.52%	4.47%
Expected term of purchase rights (in years)	1.0	1.0
Dividend yield	None	None
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
RSUs
A summary of the RSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 30, 2023	915,087	$4.89
Granted	51,925	$3.97
Vested	(67,263)	$5.39
Cancelled and forfeited	(8,654)	$5.62

Non-vested RSUs at March 30, 2024	891,095	$4.79

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
A summary of the PRSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PRSUs at December 30, 2023	1,160,293	$4.04
Vested	—	$—
Cancelled and forfeited	—	$—

Non-vested PRSUs at March 30, 2024	1,160,293	$4.04

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We granted PRSUs in fiscal 2022 and fiscal 2023. These awards may vest based on our performance against one or more specified metrics, including achievement of certain stock prices during a three-year performance period in the case of the PRSUs granted in fiscal 2022 and achievement of strategic goals during a three-year performance period in the case of the PRSUs granted in fiscal 2023.

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
The following table displays the activity in the warranty provision account for the three months ended March 30, 2024 and April 1, 2023.

	Three Months Ended
	March 30, 2024	April 1, 2023

	(In thousands)
Opening balance	$205	$163
Expenditures incurred under warranties	(36)	(97)
Accruals for product warranties issued during the reporting period	38	100
Adjustments to previously existing warranty accruals	(48)	11

Closing balance	$159	$177

The following table displays the balance sheet classification of the warranty provision account at March 30, 2024 and at December 30, 2023.

	March 30, 2024	December 30, 2023

	(In thousands)
Other accrued liabilities	$145	$184
Other long-term liabilities	14	21

Total warranty provision	$159	$205

7.	Guarantees
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
Letters of Credit
As of March 30, 2024, we had letters of credit and bank guarantees outstanding totaling $700,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash.

8.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	March 30, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$15,100	$—	$—	$15,100
Money market funds	15,183	—	—	15,183
Commercial paper	14,474	—	6	14,468
U.S. treasury securities	999	—	—	999

Total cash and cash equivalents	$45,756	$—	$6	$45,750
Short-term investments:
Certificates of deposit	$300	$—	$—	$300
Commercial paper	6,610	—	3	6,607
Corporate bonds and medium-term notes	5,491	—	18	5,473
Municipal bonds	221	—	2	219
U.S. treasury and agency securities	5,500	—	5	5,495

Total short-term investments	$18,122	$—	$28	$18,094
Long-term investments:
Asset backed securities	$206	$—	$2	$204
Corporate bonds and medium-term notes	715	3	—	718

Total long-term investments	$921	$3	$2	$922

Total cash, cash equivalents, and investments	$64,799	$3	$36	$64,766

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 30, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$19,050	$—	$—	$19,050
Money market funds	15,090	—	—	15,090
Commercial paper	14,659	—	4	14,655
U.S. treasury securities	2,646	—	—	2,646

Total cash and cash equivalents	$51,445	$—	$4	$51,441
Short-term investments:
Asset backed securities	$12	$—	$—	$12
Certificates of deposit	1,850	—	—	1,850
Commercial paper	3,506	—	1	3,505
Corporate bonds and medium-term notes	5,373	—	36	5,337
Municipal bonds	221	—	2	219
U.S. treasury and agency securities	6,498	1	17	6,482

Total short-term investments	$17,460	$1	$56	$17,405
Long-term investments:
Asset backed securities	$460	$—	$4	$456
Corporate bonds and medium-term notes	2,230	1	—	2,231

Total long-term investments	$2,690	$1	$4	$2,687

Total cash, cash equivalents, and investments	$71,595	$2	$64	$71,533

The contractual maturities of investment securities at March 30, 2024 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$48,778	$48,744
Due after one through five years	921	922

	$49,699	$49,666

We periodically review investments for impairment. For investments in unrealized loss positions, we assess whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if the Company neither intends to sell nor anticipates that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the amortized cost basis, any noted failure of the issuer to make scheduled interest or principal payments, changes to the rating of the security by a rating agency and other relevant credit-related factors in determining whether or not a credit loss exists. We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a
“zero-loss
exception” for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity. We record changes in the allowance for credit losses for available-for-sale
debt securities with a corresponding adjustment in credit loss expense on the consolidated statement of operations. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both March 30, 2024 and December 30, 2023.
Our investment portfolio includes both corporate and U.S. government securities that have a maximum maturity of two years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost
show a
mark-to-market
unrealized loss. Most of our unrealized losses are due to

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of March 30, 2024, we had 77 investments in a gross unrealized loss position. The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of March 30, 2024.

	March 30, 2024
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Asset backed securities	$—	$—	$204	$2
Commercial paper	21,075	9	—	—
Corporate bonds and medium-term notes	2,007	5	3,466	13
Municipal bonds	—	—	219	2
U.S. treasury securities	—	—	1,995	5

	$23,082	$14	$5,884	$22

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
The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of March 30, 2024.

	Fair Value Measurements at March 30, 2024
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Investment securities
Money market funds	$15,183	$15,183	$—
U.S. treasury and agency securities	6,494	2,994	3,500
Asset backed securities	204	—	204
Certificates of deposit	300	—	300
Commercial paper	21,075	—	21,075
Corporate bonds and medium-term notes	6,191	—	6,191
Municipal bonds	219	—	219

Total recurring fair value measurements	$49,666	$18,177	$31,489

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Derivative Instruments
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
There were no outstanding derivatives at March 30, 2024 and December 30, 2023.

10.	Equity
Condensed Consolidated Statements of Changes in Equity
The changes in stockholders’ equity by component for the three months ended March 30, 2024 and April 1, 2023, are as follows (in thousands):

	Three Months Ended March 30, 2024
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 30, 2023	$210,346	$(29,551)	$97	$(65,375)	$115,517
Common stock issued under employee plans	462	—	—	—	462
Shares withheld for net share settlement of RSUs	(144)	—	—	—	(144)
Equity-based compensation expense	761	—	—	—	761
Net loss	—	—	—	(1,606)	(1,606)
Other comprehensive loss	—	—	(67)	—	(67)

Balance at March 30, 2024	$211,425	$(29,551)	$30	$(66,981)	$114,923

	Three Months Ended April 1, 2023
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	$206,381	$(29,551)	$(193)	$(53,185)	$123,452
Common stock issued under employee plans	801	—	—	—	801
Shares withheld for net share settlement of RSUs	(1,274)	—	—	—	(1,274)
Equity-based compensation expense	1,581	—	—	—	1,581
Net loss	—	—	—	(3,891)	(3,891)
Other comprehensive income	—	—	179	—	179

Balance at April 1, 2023	$207,489	$(29,551)	$(14)	$(57,076)	$120,848

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 30, 2024 and April 1, 2023, are as follows:

	Three Months Ended
	March 30, 2024			April 1, 2023
	Foreign currency	Unrealized holding losses on available-for-sale investments	Total	Foreign currency	Unrealized holding losses on available-for-sale investments	Total
	(In thousands)
Beginning balance	$159	$(62)	$97	$291	$(484)	$(193)
Other comprehensive income (loss) before reclassification	(96)	29	(67)	10	169	179
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(96)	29	(67)	10	169	179

Ending balance	$63	$(33)	$30	$301	$(315)	$(14)

Stock Repurchase Program
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At March 30, 2024, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended March 30, 2024 and April 1, 2023.
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

11.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In thousands, except per share amounts)
Net loss from continuing operations	$(2,701)	$(4,168)
Net income from discontinued operations, net of tax	1,095	277

Net loss	$(1,606)	$(3,891)

Weighted-average shares – basic	26,522	25,781
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	26,522	25,781

Basic and diluted net income (loss) per share:
Continuing operations	$(0.10)	$(0.16)

Discontinued operations	$0.04	$0.01

Net loss per share	$(0.06)	$(0.15)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Income Taxes
Intevac recorded income tax provisions of $476,000 for the three months ended March 30, 2024 and $386,000 for the three months ended April 1, 2023. The income tax provisions for the three-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three months ended March 30, 2024, Intevac recorded an income tax provision of $344,000 on the income of its international subsidiaries and recorded $135,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three months ended April 1, 2023, Intevac recorded an income tax provision of $224,000 on the income of its international subsidiaries and recorded $162,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. Intevac’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
Under the Coronavirus Aid, Relief, and Economic Security Act of 2021 (the “CARES Act”), as modified and clarified by the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021, the Company was eligible for an Employee Retention Credit (“ERC”) subject to certain criteria. The ERC is a payroll tax refund per employee, which was designed by the U.S. Treasury Department to assist businesses that retained employees during the COVID pandemic. During the three months ended March 30, 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund equal to $2.4 million of ERC benefits. The refund is recorded within trade and other accounts receivable in our condensed consolidated balance sheet as of March 30, 2024, and as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the three months ended March 30, 2024.

13.	Restructuring and Other Costs, Net
During the fourth quarter of fiscal 2021, the Company recorded asset impairment and restructuring charges associated with the sale of the Photonics division including $665,000 in accruals for common area charges associated with an unused space commitment to EOTECH. In consideration of EOTECH’s assumption of certain lease obligations related to the Company’s Santa Clara, California campus, which assumed lease obligations pertain in part to excess space beyond that required by EOTECH’s anticipated operation of the Photonics division, the Company agreed to pay EOTECH the amount of $2.1 million, which was payable in (i) one initial installment of $308,000 on January 10, 2022 and (ii) seven equal quarterly installments of $259,000. The final installment was paid on October 9, 2023.
The changes in restructuring reserves, which resulted from other exit costs associated with the Photonics divestiture for the three months ended April 1, 2023 were as follows.

Three Months Ended April 1, 2023 Other Exit Costs
(In thousands)
Balance at December 31, 2022	$318
Provision for restructuring charges associated with Photonics divestiture (a)	3
Cash payments made	(81)

Balance at April 1, 2023	$240

(a)	Included in loss from discontinued operations (See Note 2).

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	Acquisition of Hia, Inc.
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
The Company determined this transaction represented an asset acquisition as substantially all of the value was in the technology intangible assets of Hia. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The technology intangible assets are being amortized on a straight-line basis over a period of 8.3 years. Total amortization expense during the three months ended March 30, 2024 and April 1, 2023 was $34,000 and $34,000, respectively. Annual amortization expense related to the acquired technology intangible assets in each of the succeeding years is estimated to be approximately $102,000 for the remainder of fiscal 2024 and approximately $136,000 per year from fiscal 2025 through fiscal 2030.
The following table represents the carrying amount of the Hia technology intangible assets at March 30, 2024 and December 30, 2023 (in thousands):

	March 30, 2024	December 30, 2023
	(In thousands)
Gross carrying amount	$1,132	$1,132
Accumulated amortization	(212)	(178)

Net carrying amount	$920	$954

15.	Commitments and Contingencies
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

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Words such as “believes,” “expects,” “anticipates” and the like indicate forward-looking statements. These forward-looking statements include comments related to Intevac’s shipments, projected revenue recognition, product costs, gross margin, operating expenses, interest income, income taxes, cash balances and financial results in 2024 and beyond; projected customer requirements for Intevac’s new and existing products, and when, and if, Intevac’s customers will place orders for these products; the timing of delivery and/or acceptance of the systems and products that comprise Intevac’s backlog for revenue and the Company’s ability to achieve cost savings. Intevac’s actual results may differ materially from the results discussed in the forward-looking statements for a variety of reasons, including those set forth under “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on February 15, 2024, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Intevac’s trademarks include the following: “200 Lean®” and “INTEVAC TRIO™.”

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

Intevac’s results of operations are driven by a number of factors including success in its equipment growth initiatives in the ADVC market and by worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, and the end-user demand for personal computers (“PCs”), enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac continues to execute its strategy of diversification beyond the HDD industry by focusing on the Company’s ability to provide proprietary tools to enhance scratch protection and durability for the ADVC market and by working to develop the next generation of high volume ADVC manufacturing equipment. Intevac believes that its renewed focus on the ADVC market will result in incremental equipment revenues for Intevac and decrease Intevac’s dependence on the HDD industry. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs and cell phones, as well as other factors such as global economic conditions and technological advances in fabrication processes.

In December 2021, the Company sold its Photonics business. As a result of the disposition, the results of operations from the Photonics reporting segment are reported as “Net income from discontinued operations, net of taxes” in the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

In March 2022, the Company realigned its operational focus and eliminated several research and development (“R&D”) programs and product offerings for the ADVC, photovoltaic solar cell and advanced semiconductor packaging industries, and instead started a focused effort to develop TRIO™, a modular platform that can be configured to handle a variety of form factors, including two-dimensional and three-dimensional shapes and both small and large surface area substrates.

In December 2022, the Company entered a joint development agreement (the “JDA”) with Corning Incorporated (“Corning”), a major provider of glass and glass ceramic materials, for the development of TRIO for consumer device applications. In December 2023, the Company successfully completed the qualification of its first TRIO system with Corning. On December 31, 2023, the JDA expired by its terms. Intevac expects to continue to develop additional customer relationships for TRIO for other glass coating applications.

The following table presents certain significant measurements for the three months ended March 30, 2024 and April 1, 2023.

	Three Months Ended
	March 30, 2024	April 1, 2023	Change over prior period

	(In thousands, except percentages and per share amounts)
Net revenues	$9,631	$11,542	$(1,911)
Gross profit	$4,204	$4,719	$(515)
Gross margin percent	43.7%	40.9%	2.8 points
Loss from operations	$(4,446)	$(4,454)	$8
Net loss from continuing operations	$(2,701)	$(4,168)	$1,467
Net income from discontinued operations, net of taxes	$1,095	$277	$818
Net loss	$(1,606)	$(3,891)	$2,285
Net loss per diluted share	$(0.06)	$(0.15)	$0.09

Net revenues decreased during the first quarter of fiscal 2024 compared to the same period in the prior year primarily due to lower HDD upgrade sales. We did not recognize revenue on any system sales in the first quarter of either fiscal 2024 or fiscal 2023. Higher gross margin in the three months ended March 30, 2024, versus the three months ended April 1, 2023, reflected increased margin contribution from higher margin HDD upgrade sales. During the three months ended March 30, 2024, we amended certain payroll tax filings and applied for a refund of $2.4 million in ERC benefits. The refund is recorded as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the three months ended March 30, 2024. The Company reported a smaller net loss for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 due to the ERC benefits and lower operating costs, offset in part by lower revenues and lower gross profit.

We believe fiscal 2024 will continue to be a challenging year, and we do not expect to be profitable in fiscal 2024. In fiscal 2024, we expect to begin recognizing revenue from our TRIO platform as the product completes qualifications. However, we expect that HDD equipment sales and upgrades for magnetic disk production in fiscal 2024 will be lower than fiscal 2023 levels. In addition, our results of operations and growth prospects could be impacted by macroeconomic conditions such as a global economic slowdown, global economic instability and political conflicts, wars, and public health crises. In addition, continued inflation and high interest rates may impact demand for our products and services and our cost to provide products and services.

Results of Operations

Net revenues

	Three Months Ended
	March 30, 2024	April 1, 2023	Change over prior period
	(In thousands)
Total net revenues	$9,631	$11,542	$(1,911)

The decrease in revenue in the three months ended March 30, 2024, versus the three months ended April 1, 2023, was primarily driven by lower HDD upgrade sales, offset in part by higher spare parts sales and higher field service sales.

Backlog

	March 30, 2024	December 30, 2023	April 1, 2023
	(In thousands)
Total backlog	$53,079	$42,415	$120,658

Backlog at both March 30, 2024 and December 30, 2023 did not include any 200 Lean HDD systems. Backlog at April 1, 2023 included eleven 200 Lean HDD systems. In May 2023, we recorded a backlog reduction of $54.6 million due to customer cancellation of an order for eight 200 Lean HDD systems. In December 2023, we recorded a backlog reduction of $11.4 million due to customer cancellation of an order for two 200 Lean HDD systems. On March 30, 2024, we had $53.1 million of backlog, of which we expect to recognize as revenue: 55.4% in 2024 and 44.6% in 2025. However, our customers may cancel their contracts with us prior to contract completion. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Revenue by geographic region

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In thousands)
United States	$482	$1,614
Asia	9,149	9,928

Total net revenues	$9,631	$11,542

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in the three months ended March 30, 2024, versus the three months ended April 1, 2023, reflected lower HDD upgrade sales and lower field service sales, offset in part by higher spare parts sales. The decrease in sales to the Asia region in the three months ended March 30, 2024, versus the three months ended April 1, 2023, reflected lower HDD upgrade sales, offset in part by higher spare parts sales and higher field service sales.

Gross profit

	Three Months Ended
	March 30, 2024	April 1, 2023	Change over prior period
	(In thousands, except percentages)
TFE gross profit	$4,204	$4,719	$(515)
% of TFE net revenues	43.7%	40.9%

Cost of net revenues consists primarily of purchased materials, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, shipping and tariff costs, provisions for inventory reserves and scrap.

Gross margin was 43.7% in the three months ended March 30, 2024, compared to 40.9% in the three months ended April 1, 2023. Higher gross margin in the three months ended March 30, 2024, versus the three months ended April 1, 2023, reflected increased margin contribution from higher margin HDD upgrade sales. Gross margins will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development expense

	Three Months Ended
	March 30, 2024	April 1, 2023	Change over prior period
	(In thousands)
Research and development expense	$4,369	$3,973	$396

R&D spending during the three months ended March 30, 2024 increased compared to the same period in the prior year as R&D spending during the three months ended March 30, 2024 included a $523,000 charge related to the disposal of certain lab equipment. R&D spending during the three months ended March 30, 2024 included higher spending on the TRIO R&D programs, offset in part by lower spending on HDD R&D programs compared to the same period in the prior year.

Selling, general and administrative expense

	Three Months Ended
	March 30, 2024	April 1, 2023	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,281	$5,200	$(919)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended March 30, 2024 decreased compared to the three months ended April 1, 2023, as lower stock-based compensation expenses and variable compensation expenses were offset in part by higher legal fees.

Interest income and other income (expense), net

	Three Months Ended
	March 30, 2024	April 1, 2023	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$2,221	$672	$1,549

Interest income and other income (expense), net in the three months ended March 30, 2024 included $648,000 of interest income on investments, other income of $1.5 million, and $69,000 of foreign currency gains. Interest income and other income (expense), net in the three months ended April 1, 2023 included $710,000 of interest income on investments and other income of $40,000, offset in part by $78,000 of foreign currency losses. The decrease in interest income in the three months ended March 30, 2024 compared to the same period in the prior year resulted from lower invested balances. During the three months ended March 30, 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund of $2.4 million in ERC benefits. The refund is recorded as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the three months ended March 30, 2024.

Income tax provision

	Three Months Ended
	March 30, 2024	April 1, 2023	Change over prior period
	(In thousands)
Income tax provision	$476	$386	$90

Intevac recorded income tax provisions of $476,000 for the three months ended March 30, 2024 and $386,000 for the three months ended April 1, 2023. The income tax provisions for the three-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three months ended March 30, 2024, Intevac recorded an income tax provision of $344,000 on the income of our international subsidiaries and recorded $135,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the three months ended April 1, 2023, Intevac recorded an income tax provision of $224,000 on the income of our international subsidiaries and recorded $162,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed income. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carry-forwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both fiscal 2024 and fiscal 2023 primarily due to the Company not recognizing an income tax benefit on the domestic loss.

Discontinued operations

	Three Months Ended
	March 30, 2024	April 1, 2023	Change over prior period
	(In thousands)
Income from discontinued operations, net of taxes	$1,095	$277	$818

The income from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. Income from discontinued operations for the three months ended March 30, 2024 is comprised of

$933,000 in ERC benefits and the $162,000 reversal of certain charges associated with the completion of the lease subsidy in March 2024. Income from discontinued operations for the three months ended April 1, 2023 is comprised primarily of a stock-based compensation forfeiture benefit recognized upon the termination of employment of certain mutual employees of both the Company and EOTECH upon the completion of the assignment and novation of all government contracts to EOTECH in the first quarter of fiscal 2023.

Liquidity and Capital Resources

At March 30, 2024, Intevac had $65.5 million in cash, cash equivalents, restricted cash and investments, compared to $72.2 million at December 30, 2023. During the first three months of fiscal 2024, cash, cash equivalents, restricted cash and investments decreased by $6.8 million due primarily to cash used by operating activities, purchases of leasehold improvements and equipment, and tax payments on net share settlements, offset in part by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	March 30, 2024	December 30, 2023

	(In thousands)
Cash and cash equivalents	$45,750	$51,441
Restricted cash	700	700
Short-term investments	18,094	17,405
Long-term investments	922	2,687

Total cash, cash equivalents, restricted cash and investments	$65,466	$72,233

Operating activities used cash of $6.5 million during the first three months of fiscal 2024 compared to cash used of $23.6 million during the first three months of fiscal 2023.

Accounts receivable increased to $25.1 million at March 30, 2024 compared to $18.6 million at December 30, 2023 as a result of first quarter sales. Accounts receivable at March 30, 2024 includes the $2.4 million claim for ERC benefits. Inventories increased to $45.8 million at March 30, 2024 compared to $43.8 million at December 30, 2023 due to increased purchases of inventory to support the build out of our HDD backlog. Accounts payable decreased to $5.5 million at March 30, 2024 from $5.8 million at December 30, 2023. Accrued payroll and related liabilities decreased to $2.8 million at March 30, 2024 compared to $3.5 million at December 30, 2023 primarily due to the settlement of 2023 bonuses. Other accrued liabilities increased to $2.0 million at March 30, 2024 compared to $1.8 million at December 30, 2023. Customer advances increased from $21.9 million at December 30, 2023 to $24.5 million at March 30, 2024 primarily as a result of new orders.

Investing activities generated cash of $622,000 during the first three months of fiscal 2024. Proceeds from sales and maturities of investments, net of purchases totaled $1.2 million. Capital expenditures for the three months ended March 30, 2024 were $566,000.

Financing activities generated cash of $318,000 in the first three months of fiscal 2024. Cash generated from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans was $462,000. Tax payments related to the net share settlement of restricted stock units was $144,000.

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

As of March 30, 2024, approximately $27.9 million of cash and cash equivalents and $2.5 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable operating lease obligations, capital expenditures, contingent consideration payments, and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for the remainder of fiscal 2024 are projected to be approximately $3.0 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $700,000 as of March 30, 2024. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had any material effect on our business, financial condition or results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K for the year ended December 30, 2023, filed with the SEC on February 15, 2024. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. There have been no material changes to our critical accounting policies during the three months ended March 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of March 30, 2024.

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

As of March 30, 2024, our total backlog was $53.1 million, which was primarily attributable to two customers. Our backlog includes orders under contracts that can extend for several years. Our backlog can be significantly affected by the timing of large orders. We may not realize all of the revenue included in our total backlog in the future. For example, in fiscal 2023, we removed $66.0 million from backlog upon receiving notices from a customer of the cancellation of orders for ten 200 Lean HDD systems due to the customer postponing previously planned media capacity additions. There can also be no assurance that our backlog will result in revenue in any particular period because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, many of which are beyond our control. If our customers terminate, reduce or defer orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected, and we may not generate the revenue we expect.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers before orders are placed by our customers. Factors that could affect our ability to accurately forecast demand for our products include: (1) an increase or decrease in customer demand for our products; (2) a failure to accurately forecast consumer acceptance for our new products such as the TRIO platform; (3) product introductions by competitors; (4) unanticipated changes in general market conditions or other factors (for example, because of effects on inventory supply and consumer demand caused by high inflation rates or other adverse macroeconomic conditions); (5) the uncertainties and logistical challenges that accompany operations on a global scale; and (6) terrorism or acts of war, or the threat thereof, political or labor instability or unrest, or public health crises.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean HDD and our TRIO platform, Our development efforts have included, and may in the future include, entry into joint development arrangements with our customers. These arrangements may not be successful or result in future product sales. Our success in developing and selling new products depends upon a variety of factors, including our ability to: (1) predict future customer requirements; (2) make technological advances; (3) achieve a low total cost of ownership for our products; (4) introduce new products on schedule; (5) manufacture products cost-effectively including transitioning production to volume manufacturing; (6) commercialize and attain customer acceptance of our products; and (7) achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the ADVC market. Our expansion into the ADVC market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the market, successfully develop products on a timely basis, successfully develop cost effective products to address the market, or establish effective sales and support of new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

We could be involved in litigation.

From time to time, we may be involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims and customer disputes. For example, in 2022 we settled an action against us under the Private Attorneys General Act for $1.0 million. Litigation is expensive, subjects us to the risk of significant damages, requires significant management time and attention, and could have a material and adverse effect on our business, financial condition and results of operations.

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

Repurchases of Intevac Common Stock

On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At March 30, 2024, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended March 30, 2024.

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

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*

The certifications attached as Exhibit 32.1 are deemed “furnished” and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Intevac, Inc. under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: April 30, 2024	By:	/s/ NIGEL D. HUNTON
Nigel D. Hunton
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2024	By:	/s/ KEVIN SOULSBY
Kevin Soulsby
Interim Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)