Form 10-Q
period 2024-06-29
INTEVAC INC
filed 2024-08-06
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
of the Act). ☐ Yes ☒ No
On July 31, 2024, 26,935,406 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2024	December 30, 2023
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$37,562	$51,441
Short-term investments	27,221	17,405
Trade and other accounts receivable, net of allowances of $0 at both June 29, 2024 and December 30, 2023	17,592	18,613
Inventories	45,561	43,795
Prepaid expenses and other current assets	2,421	2,123

Total current assets	130,357	133,377
Long-term investments	4,919	2,687
Restricted cash	700	700
Property, plant and equipment, net	7,626	7,664
Operating lease right-of-use-assets	6,839	7,658
Intangible assets, net of amortization of $247 at June 29, 2024 and $178 at December 30, 2023	885	954
Deferred income taxes and other long-term assets	2,643	3,466

Total assets	$153,969	$156,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$1,202	$1,008
Accounts payable	4,417	5,800
Accrued payroll and related liabilities	3,959	3,475
Other accrued liabilities	2,487	1,820
Customer advances	21,629	20,407

Total current liabilities	33,694	32,510
Noncurrent liabilities:
Noncurrent operating lease liabilities	6,197	6,976
Customer advances	1,482	1,482
Other long-term liabilities	7	21

Total noncurrent liabilities	7,686	8,479
Stockholders’ equity:
Common stock, $0.001 par value	27	26
Additional paid-in capital	212,315	210,320
Treasury stock, 5,087 shares at both June 29, 2024 and December 30, 2023	(29,551)	(29,551)
Accumulated other comprehensive income	42	97
Accumulated deficit	(70,244)	(65,375)

Total stockholders’ equity	112,589	115,517

Total liabilities and stockholders’ equity	$153,969	$156,506

Note:	Amounts as of December 30, 2023 are derived from the December 30, 2023 audited consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues	$14,526	$10,301	$24,156	$21,843
Cost of net revenues	8,978	7,731	14,404	14,554

Gross profit	5,548	2,570	9,752	7,289
Operating expenses:
Research and development	3,511	3,647	7,880	7,620
Selling, general and administrative	5,308	4,375	9,588	9,575

Total operating expenses	8,819	8,022	17,468	17,195

Loss from operations	(3,271)	(5,452)	(7,716)	(9,906)
Interest income and other income (expense), net	759	650	2,979	1,322

Loss from continuing operations before provision for income taxes.	(2,512)	(4,802)	(4,737)	(8,584)
Provision for income taxes	751	116	1,227	502

Net loss from continuing operations, net of taxes	(3,263)	(4,918)	(5,964)	(9,086)

Net income from discontinued operations, net of taxes	—	40	1,095	317

Net loss	$(3,263)	$(4,878)	$(4,869)	$(8,769)

Net income (loss) per share:
Basic and diluted – continuing operations	$(0.12)	$(0.19)	$(0.22)	$(0.35)
Basic and diluted – discontinued operations	$0.00	$0.00	$0.04	$0.01
Basic and diluted – net loss	$(0.12)	$(0.19)	$(0.18)	$(0.34)
Weighted average common shares outstanding:
Basic and diluted	26,668	26,032	26,595	25,907
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(Unaudited)
	(In thousands)
Net loss	$(3,263)	$(4,878)	$(4,869)	$(8,769)

Other comprehensive income (loss), before tax:
Change in unrealized net gain (loss) on available-for-sale investments	27	53	56	222
Foreign currency translation losses	(15)	(229)	(111)	(219)

Other comprehensive income (loss), before tax	12	(176)	(55)	3
Income taxes related to items in other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	12	(176)	(55)	3

Comprehensive loss	$(3,251)	$(5,054)	$(4,924)	$(8,766)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 29, 2024	July 1, 2023
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(4,869)	$(8,769)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,011	681
Amortization of intangible assets	68	68
Net accretion of investment premiums and discounts	(243)	(108)
Equity-based compensation	1,906	3,076
Straight-line rent adjustment and amortization of lease incentives	234	(554)
Deferred income taxes	811	183
(Gain) loss on disposal of equipment	523	(41)
Changes in operating assets and liabilities	(53)	(27,931)

Total adjustments	4,257	(24,626)

Net cash and cash equivalents used in operating activities	(612)	(33,395)
Investing activities
Purchases of investments	(36,590)	(9,099)
Proceeds from sales and maturities of investments	24,841	23,029
Proceeds from sales of fixed assets	—	65
Purchases of leasehold improvements and equipment	(1,497)	(4,335)

Net cash and cash equivalents provided by (used in) investing activities	(13,246)	9,660
Financing activities
Net proceeds from issuance of common stock	462	838
Payment of acquisition-related contingent consideration	—	(250)
Taxes paid related to net share settlement	(372)	(1,563)

Net cash and cash equivalents provided by (used in) financing activities	90	(975)
Effect of exchange rate changes on cash and cash equivalents	(111)	(219)

Net decrease in cash, cash equivalents and restricted cash	(13,879)	(24,929)
Cash, cash equivalents and restricted cash at beginning of period	52,141	69,690

Cash, cash equivalents and restricted cash at end of period	$38,262	$44,761

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
During the six months ended June 29, 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund equal to $2.4 million of Employee Retention Credit (“ERC”) benefits from the U.S. government. The refund is recorded within trade and other accounts receivable in our condensed consolidated balance sheet as of June 29, 2024, and as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the six months ended June 29, 2024. (See Note 12. Income Taxes.)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	Divestiture and Discontinued Operations
Sale of Photonics
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, LLC (“EOTECH”) governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration, (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH has also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024 and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. As of June 29, 2024, there have been no earnout payments under the Purchase Agreement. At any time prior to December 31, 2024, EOTECH may elect to pay to the Company $14.0 million, which would terminate EOTECH’s obligations with respect to any remaining earnout payments. The cash proceeds do not include any estimated future payments from the revenue earnout as the Company has elected to record the proceeds when the consideration is deemed realizable. The Company believes the disposition of the Photonics business will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
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
Fees earned under the Shared Services Agreement for the three and six months ended June 29, 2024 were $37,000 and $73,000, respectively. Fees earned under the Shared Services Agreement for the three and six months ended July 1, 2023 were $39,000 and $65,000, respectively. As of June 29, 2024 and December 30, 2023, accounts receivable from EOTECH of $14,000 and $62,000, respectively, were included in trade and other accounts receivable in the Company’s condensed consolidated balance sheets.
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 29, 2024 and July 1, 2023.
The key components from discontinued operations related to the Photonics segment are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Selling, general and administrative	$—	$(40)	$(162)	$(317)

Total operating expenses	—	(40)	(162)	(317)

Operating income (loss) – discontinued operations	—	40	162	317
Other income (expense) – discontinued operations	—	—	933	—

Income from discontinued operations before provision for income taxes	—	40	1,095	317
Provision for income taxes	—	—	—	—

Net income from discontinued operations, net of taxes	$—	$40	$1,095	$317

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the three and six months ended June 29, 2024 and July 1, 2023.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Equity-based compensation	$—	$—	$—	$(260)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 29, 2024 and July 1, 2023.
Major Products and Service Lines

	Three Months Ended June 29, 2024	Three Months Ended July 1, 2023
	(In thousands)
	HDD	HDD	PV	ASP	Total

Systems, upgrades and spare parts	$13,052	$9,351	$10	$11	$9,372
Field service	1,474	929	—	—	929

Total net revenues	$14,526	$10,280	$10	$11	$10,301

	Six Months Ended June 29, 2024	Six Months Ended July 1, 2023
	(In thousands)
	HDD	HDD	ADVC	ASP	Total

Systems, upgrades and spare parts	$21,170	$19,868	$28	$11	$19,907
Field service	2,986	1,936	—	—	1,936

Total net revenues	$24,156	$21,804	$28	$11	$21,843

Primary Geographical Markets

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
United States	$178	$662	$660	$2,276
Asia	14,348	9,628	23,496	19,556
Europe	—	11	—	11

Total net revenues	$14,526	$10,301	$24,156	$21,843

Timing of Revenue Recognition

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Products transferred at a point in time	$14,526	$10,301	$24,156	$21,843
Products and services transferred over time	—	—	—	—

Total net revenues	$14,526	$10,301	$24,156	$21,843

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled, and our contract liabilities, which we classify as deferred revenue and customer advances, for the six months ended June 29, 2024:

	June 29, 2024	December 30, 2023	Six Months Change
	(In thousands)
Contract assets:
Accounts receivable, unbilled	$2,705	$393	$2,312

Contract liabilities:
Deferred revenue	$915	$376	$539
Customer advances	23,111	21,889	1,222

	$24,026	$22,265	$1,761

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the six months ended June 29, 2024, contract assets increased by $2.3 million primarily due to the accrual of revenue related to the sale of upgrades and spare parts sold to a customer as of June 29, 2024.
Customer advances generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These customer advances are liquidated when revenue is recognized. Deferred revenue generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the six months ended June 29, 2024, we recognized revenue of $1.8 million and $98,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
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
On June 29, 2024, we had $42.5 million of remaining performance obligations, which we also refer to as total backlog.
We expect to recognize approximately 48.4% of our remaining performance obligations as revenue in 2024 and 51.6% in 2025.

4.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	June 29, 2024	December 30, 2023
	(In thousands)
Raw materials	$34,929	$37,346
Work-in-progress	7,148	6,449
Finished goods	3,484	—

	$45,561	$43,795

Finished goods inventory at June 29, 2024 is primarily comprised of a Trio system undergoing evaluation at a customer location.
In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems. In December 2023, the Company received notice of the cancellation of a $11.4 million order for two 200 Lean HDD systems. The customer contract associated with the cancelled orders requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order for eight 200 Lean HDD systems, all of which will be utilized to settle this customer obligation. The Company has not received any customer advances associated with the cancelled order for two 200 Lean HDD systems. In fiscal 2024, as part of the cancellation of the orders for the ten 200 Lean HDD systems, the customer is expected to take delivery of $12.3 million of inventory on hand at June 29, 2024 and approximately $3.3 million of inventory on order, plus reimburse us for any supplier cancellation charges and the costs associated with managing the inventory. A portion of the inventory will be utilized to satisfy other outstanding purchase orders from this customer in backlog.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Equity-Based Compensation
At June 29, 2024, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan, the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the ESPP. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.
On January 19, 2022, Intevac’s Board of Directors (the “Board”) adopted the Inducement Plan and, subject to the adjustment provisions of the Inducement Plan, reserved 1,200,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. On July 1, 2024, the Board amended the Inducement Plan to increase the shares of common stock reserved for issuance thereunder by 600,000 shares. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2020 Equity Incentive Plan. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with that rule, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee
directors of the Company (or following such individuals’ bona fide period of non-employment
with the Company), as an inducement material to the individuals’ entry into employment with the Company.
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
Compensation Expense
The effect of recording equity-based compensation for the three and six months ended June 29, 2024 and July 1, 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Equity-based compensation by type of award:
Stock options	$8	$2	$8	$(11)
RSUs	589	756	1,122	1,355
PRSUs	419	534	510	1,332
ESPP purchase rights	129	203	266	400

Total equity-based compensation	$1,145	$1,495	$1,906	$3,076

Included in the table above are:

(a)	Equity-based compensation reported in discontinued operations of ($260,000) for the six months ended July 1, 2023. (See Note 2. Divestiture and Discontinued Operations.)
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Intevac estimated the weighted-average fair value of stock options using the following weighted-average assumptions:

Three and Six Months Ended
June 29, 2024
Weighted-average fair value of grants per share	$1.61
Expected volatility	49.13%
Risk-free interest rate	4.58%
Expected term (in years)	3.43
Dividend yield	None
Option activity as of June 29, 2024 and changes during the six months ended June 29, 2024 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 30, 2023	142,000	$6.57
Options granted	41,200	$4.00
Options cancelled and forfeited	(31,000)	$11.43

Options outstanding at June 29, 2024	152,200	$4.89

Options exercisable at June 29, 2024	111,000	$5.22

Intevac issued 153,595 shares of common stock under the ESPP during the six months ended June 29, 2024.
Intevac estimated the weighted-average fair value of ESPP purchase rights using the following weighted-average assumptions:

	Six Months Ended
	June 29, 2024	July 1, 2023
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$1.41	$2.23
Expected volatility	47.81%	34.20%
Risk-free interest rate	4.52%	4.47%
Expected term of purchase rights (in years)	1.0	1.0
Dividend yield	None	None
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
RSUs
RSU activity as of June 29, 2024 and changes during the six months ended June 29, 2024 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 30, 2023	915,087	$4.89
Granted	420,496	$3.92
Vested	(289,053)	$5.21
Cancelled and forfeited	(8,654)	$5.62

Non-vested RSUs at June 29, 2024	1,037,876	$4.40

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one
basis. Time-based RSUs typically are scheduled to vest over three or four years. Time-based RSUs granted in May 2022 or later generally vest over a three-year period, with 33% vesting at the end of one year and the remaining vesting quarterly thereafter. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period.
PRSUs
PRSU activity as of June 29, 2024 and changes during the six months ended June 29, 2024 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PRSUs at December 30, 2023	1,160,293	$4.04
Granted	678,000	$3.88

Non-vested PRSUs at June 29, 2024	1,838,293	$3.98

In June 2024, we granted to members of our senior management awards of performance-based restricted stock units (the “2024 PRSU Awards”) covering an aggregate of 339,000 shares of Intevac common stock at target performance and 678,000 shares at maximum performance. The 2024 PRSU Awards are eligible to be earned based on achievement of (i) a cumulative number of TRIO units shipped and the satisfaction of an operating profit requirement, both measured during a three-year performance period commencing on June 20, 2024 and ending on December 26, 2026 (the last day of our 2026 fiscal year) (the “TRIO Unit Award”), or (ii) an operating profit percentage, measured during a one-year
performance period commencing on December 28, 2025 and ending on December 26, 2026, and satisfaction of a TRIO units shipped requirement as of December 26, 2026 (the “OPP Award”), with 50% of the target number of the 2024 PRSU Awards allocated to each of the TRIO Unit Award and the OPP Award. The number of shares that can be earned under the TRIO Unit Award will be 0%, 50%, 100% or 200% of the target number of shares, and the number of shares that can be earned under the OPP Award will range from 0% to 200% of the target number of shares. If a performance goal is not achieved within the applicable performance period, the corresponding PRSUs will not vest, and all unvested PRSUs at the end of the applicable performance period will immediately be forfeited. Stock compensation expense is recorded based on the probability of achievement of the performance conditions specified in the agreement governing the applicable 2024 PRSU Award.
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
The Company evaluated the performance and strategic goals under the 2024 PRSU Awards and 2023 PRSU Awards in the context of the Company’s long-range financial plan and product development roadmap and determined the probability of achieving each goal for accounting purposes commencing in the quarter awards were granted. Management expectations related to the achievement of performance goals associated with PRSUs with performance conditions are assessed regularly to determine whether such grants are expected to vest. The fair value of each PRSU is the Company’s stock price on the date of grant. Over the applicable performance period, the number of shares expected to be issued may be adjusted upward or downward based upon the probability of achievement of the performance conditions.

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
The following table displays the activity in the warranty provision account for the three and six months ended June 29, 2024 and July 1, 2023.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Opening balance	$159	$177	$205	$163
Expenditures incurred under warranties	2	(67)	(34)	(165)
Accruals for product warranties issued during the reporting period	63	72	101	172
Adjustments to previously existing warranty accruals	(38)	(1)	(86)	11

Closing balance	$186	$181	$186	$181

The following table displays the balance sheet classification of the warranty provision account at June 29, 2024 and at December 30, 2023.

	June 29	December 30
	2024	2023
	(In thousands)
Other accrued liabilities	$179	$184
Other long-term liabilities	7	21

Total warranty provision	$186	$205

7.	Guarantees
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
Letters of Credit
As of June 29, 2024, we had letters of credit and bank guarantees outstanding totaling $700,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	June 29, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$10,256	$—	$—	$10,256
Money market funds	8,957	—	—	8,957
Commercial paper	15,173	—	4	15,169
Municipal bonds	190	—	—	190
U.S. treasury securities	2,989	1	—	2,990

Total cash and cash equivalents	$37,565	$1	$4	$37,562
Short-term investments:
Certificates of deposit	$2,210	$1	$—	$2,211
Commercial paper	10,802	2	3	10,801
Corporate bonds and medium-term notes	3,022	3	5	3,020
U.S. treasury and agency securities	11,187	2	—	11,189

Total short-term investments	$27,221	$8	$8	$27,221
Long-term investments:
Asset backed securities	$93	$—	$1	$92
Certificates of deposit	250	—	—	250
Corporate bonds and medium-term notes	3,677	—	1	3,676
U.S. treasury and agency securities	902	—	1	901

Total long-term investments	$4,922	$—	$3	$4,919

Total cash, cash equivalents, and investments	$69,708	$9	$15	$69,702

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 30, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$19,050	$—	$—	$19,050
Money market funds	15,090	—	—	15,090
Commercial paper	14,659	—	4	14,655
U.S. treasury securities	2,646	—	—	2,646

Total cash and cash equivalents	$51,445	$—	$4	$51,441
Short-term investments:
Asset backed securities	$12	$—	$—	$12
Certificates of deposit	1,850	—	—	1,850
Commercial paper	3,506	—	1	3,505
Corporate bonds and medium-term notes	5,373	—	36	5,337
Municipal bonds	221	—	2	219
U.S. treasury and agency securities	6,498	1	17	6,482

Total short-term investments	$17,460	$1	$56	$17,405
Long-term investments:
Asset backed securities	$460	$—	$4	$456
Corporate bonds and medium-term notes	2,230	1	—	2,231

Total long-term investments	$2,690	$1	$4	$2,687

Total cash, cash equivalents, and investments	$71,595	$2	$64	$71,533

The contractual maturities of investment securities at June 29, 2024 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$54,530	$54,527
Due after one through five years	4,922	4,919

	$59,452	$59,446

We periodically review investments for impairment. For investments in unrealized loss positions, we assess whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if the Company neither intends to sell nor anticipates that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the amortized cost basis, any noted failure of the issuer to make scheduled interest or principal payments, changes to the rating of the security by a rating agency and other relevant credit-related factors in determining whether or not a credit loss exists. We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a
“zero-loss
exception” for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity. We record changes in the allowance for credit losses for available-for-sale
debt securities with a corresponding adjustment in credit loss expense on the consolidated statement of operations. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both June 29, 2024 and December 30, 2023.
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We believe that we have the ability to realize the full value of all these investments upon maturity. As of June 29, 2024, we had 99 investments in a gross unrealized loss position. The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of June 29, 2024

	June 29, 2024
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Asset-backed securities	$—	$—	$92	$1
Commercial paper	23,827	7	—	—
Corporate bonds and medium-term notes	4,399	6	—	—
U.S. treasury securities	1,380	1	—	—

	$29,606	$14	$92	$1

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
The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of June 29, 2024.

	Fair Value Measurements at June 29, 2024
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Investment securities
Money market funds	$8,957	$8,957	$—
U.S. treasury and agency securities	15,080	15,080	—
Asset-backed securities	92	—	92
Certificates of deposit	2,461	—	2,461
Commercial paper	25,970	—	25,970
Corporate bonds and medium-term notes	6,696	—	6,696
Municipal bonds	190	—	190

Total recurring fair value measurements	$59,446	$24,037	$35,409

9.	Derivative Instruments
The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement
of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other income (expense), net in the

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement
of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately 30 days. There were no outstanding derivatives at June 29, 2024 and December 30, 2023.

10.	Equity
Stock Repurchase Program
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At June 29, 2024, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three and six months ended June 29, 2024 and July 1, 2023.
Condensed Consolidated Statement of Changes in Equity
The changes in stockholders’ equity by component for the three and six months ended June 29, 2024 and July 1, 2023, are as follows (in thousands):

	Three Months Ended June 29, 2024
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 30, 2024	$211,425	$(29,551)	$30	$(66,981)	$114,923
Shares withheld for net share settlement of RSUs	(228)	—	—	—	(228)
Equity-based compensation expense	1,145	—	—	—	1,145
Net loss	—	—	—	(3,263)	(3,263)
Other comprehensive income	—	—	12	—	12

Balance at June 29, 2024	$212,342	$(29,551)	$42	$(70,244)	$112,589

	Six Months Ended June 29, 2024
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 30, 2023	$210,346	$(29,551)	$97	$(65,375)	$115,517
Common stock issued under employee plans	462	—	—	—	462
Shares withheld for net share settlement of RSUs	(372)	—	—	—	(372)
Equity-based compensation expense	1,906	—	—	—	1,906
Net loss	—	—	—	(4,869)	(4,869)
Other comprehensive loss	—	—	(55)	—	(55)

Balance at June 29, 2024	$212,342	$(29,551)	$42	$(70,244)	$112,589

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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 29, 2024, and July 1, 2023, are as follows:

	Three Months Ended			Six Months Ended
	June 29, 2024
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(In thousands)
Beginning balance	$63	$(33)	$30	$159	$(62)	$97
Other comprehensive income (loss) before reclassification	(15)	27	12	(111)	56	(55)
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(15)	27	12	(111)	56	(55)

Ending balance	$48	$(6)	$42	$48	$(6)	$42

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended			Six Months Ended
	July 1, 2023
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(In thousands)
Beginning balance	$301	$(315)	$(14)	$291	$(484)	$(193)
Other comprehensive income (loss) before reclassification	(229)	53	(176)	(219)	222	3
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	(229)	53	(176)	(219)	222	3

Ending balance	$72	$(262)	$(190)	$72	$(262)	$(190)

11.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands, except per share amounts)
Net loss from continuing operations	$(3,263)	$(4,918)	$(5,964)	$(9,086)
Net income from discontinued operations	$—	$40	$1,095	$317

Net loss	$(3,263)	$(4,878)	$(4,869)	$(8,769)

Weighted-average shares – basic	26,668	26,032	26,595	25,907
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	26,668	26,032	26,595	25,907

Basic and diluted net income (loss) per share:
Continuing operations	$(0.12)	$(0.19)	$(0.22)	$(0.35)

Discontinued operations	$0.00	$0.00	$0.04	$0.01

Net loss per share	$(0.12)	$(0.19)	$(0.18)	$(0.34)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

12.	Income Taxes
Intevac recorded income tax provisions of $751,000 and $1.2 million for the three and six months ended June 29, 2024, respectively, and income tax provisions of $116,000 and $502,000 for the three and six months ended July 1, 2023, respectively. The income tax provisions for the three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six months ended June 29, 2024, Intevac recorded income tax provisions on income of its international subsidiaries of $512,000 and $856,000, respectively, and recorded $236,000 and $371,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three months ended July 1, 2023, Intevac recorded a $44,000 income tax benefit on losses of its international subsidiaries and recorded $158,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the six months ended July 1, 2023, Intevac recorded a $180,000 income tax provision on income of its international subsidiaries and recorded $320,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Under the Coronavirus Aid, Relief, and Economic Security Act of 2021 (the “CARES Act”), as modified and clarified by the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021, the Company was eligible for an Employee Retention Credit (“ERC”) subject to certain criteria. The ERC is a payroll tax refund per employee, which was designed by the U.S. Treasury Department to assist businesses that retained employees during the COVID pandemic. During the six months ended June 29, 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund equal to $2.4 million of ERC benefits. The refund is recorded within trade and other accounts receivable in our condensed consolidated balance sheet as of June 29, 2024, and as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the six months ended June 29, 2024.

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
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs and other exit costs associated with the Photonics divestiture for the three and six months ended July 1, 2023 were as follows.

Other Exit Costs
(In thousands)
Balance at December 31, 2022	$318
Provision for restructuring charges associated with Photonics divestiture	3
Cash payments made	(81)

Balance at April 1, 2023	$240
Provision for restructuring charges associated with Photonics divestiture	2
Cash payments made	(80)

Balance at July 1, 2023	$162

14.	Acquisition of Hia, Inc.
On August 26, 2022 (the “Closing Date”), the Company comp
let
ed the acquisition of Hia, Inc., a supplier of magnetic bars, to bring the manufacturing of these magnetic bars in-house
and to protect our technology and product quality while continuing to improve our products. Pursuant to the Stock Purchase Agreement, dated August 26, 2022, between the Company, Hia and the other parties thereto, the Company paid an aggregate purchase price of $700,000 to Hia’s stockholders on the Closing Date. Further contingent consideration will consist of amounts payable upon achievement of certain development and commercialization milestones, which consideration is estimated to be up to $500,000. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023 and was accrued in the fourth quarter of 2022. The Company is also obligated to pay a royalty of $1,500 for each magnetic bar sold through December 31, 2030. If at any time prior to December 31, 2030, the Company effects a change of control or a sale, license, transfer or other disposition to a third party (other than an affiliate of Intevac) of all or substantially all of the assets or rights associated with the magnetic bars, then, upon the closing of such transaction, a payment of $1.7 million (minus any royalty payments previously paid) will immediately become due and payable, which payment shall fulfill the Company’s royalty obligations. Transaction costs incurred in connection with the Hia acquisition totaled $63,000, which are included as a component of the purchase price paid in connection with the Hia acquisition.
The Company determined this transaction represented an asset acquisition as substantially all of the value was in the technology intangible assets of Hia. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The technology intangible assets are being amortized on a straight-line basis over a period of 8.3 years. Total amortization expense during the three and six months ended June 29, 2024 was $34,000 and $68,000, respectively. Total amortization expense during the three and six months ended July 1, 2023 was $34,000 and $68,000, respectively. Annual amortization expense related to the acquired technology intangible assets in each of the succeeding years is estimated to be approximately $68,000 for the remainder of fiscal 2024 and approximately $136,000 per year from fiscal 2025 through fiscal 2030.
The following table represents the carrying amount of the Hia technology intangible assets at June 29, 2024 and December 30, 2023 (in thousands):

	June 29, 2024	December 30, 2023
	(In thousands)
Gross carrying amount	$1,132	$1,132
Accumulated amortization	(247)	(178)

Net carrying amount	$885	$954

15.	Commitments and Contingencies
From time to time, Intev
ac
may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
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

In March 2022, the Company realigned its operational focus and eliminated several research and development (“R&D”) programs and product offerings for the ADVC, photovoltaic solar cell and advanced semiconductor packaging industries and instead started a focused effort to develop TRIO™, a modular platform that can be configured to handle a variety of form factors, including two-dimensional and three-dimensional shapes and both small and large surface area substrates.

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

The following table presents certain significant measurements for the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	Change over prior period	June 29, 2024	July 1, 2023	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$14,526	$10,301	$4,225	$24,156	$21,843	$2,313
Gross profit	$5,548	$2,570	$2,978	$9,752	$7,289	$2,463
Gross margin percent	38.2%	24.9%	13.3 points	40.4%	33.4%	7.0 points
Loss from operations	$(3,271)	$(5,452)	$2,181	$(7,716)	$(9,906)	$2,190
Loss from continuing operations	$(3,263)	$(4,918)	$1,655	$(5,964)	$(9,086)	$3,122
Income from discontinued operations	$—	$40	$(40)	$1,095	$317	$778
Net loss	$(3,263)	$(4,878)	$1,615	$(4,869)	$(8,769)	$3,900
Net loss per diluted share	$(0.12)	$(0.19)	$0.07	$(0.18)	$(0.34)	$0.16

Net revenues increased during the three and six months ended June 29, 2024 compared to the same periods in the prior year primarily due to higher upgrade sales, offset in part by lower system sales. We did not recognize revenue on any system sales in the first half of fiscal 2024. We recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system in the second quarter of 2023. Higher gross margin in the three and six months ended June 29, 2024, versus the same periods in the prior year, reflected increased margin contribution from higher margin HDD upgrade sales, offset in part by increased inventory charges. Excess and obsolete inventory charges for the three and six months ended June 29, 2024 included $1.1 million in charges to reduce a TRIO tool currently undergoing evaluation at a customer facility to its estimated net realizable value. Gross margin in the three and six months ended July 1, 2023 reflected the lower-margin contributions from the 200 Lean HDD system and the refurbished 200 Lean HDD system. During the six months ended June 29, 2024, we amended certain payroll tax filings and applied for a refund of $2.4 million in ERC benefits. The refund is recorded as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the six months ended June 29, 2024. The Company reported a smaller net loss for the three months ended June 29, 2024 compared to same period in the prior year due to higher revenues and higher gross profit, offset in part by higher operating costs. The Company reported a smaller net loss for the six months ended June 29, 2024 compared to same period in the prior year due to higher revenues and higher gross profit and due to the ERC benefits, offset in part by higher operating costs.

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

Results of Operations

Net revenues

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	Change over prior period	June 29, 2024	July 1, 2023	Change over prior period
	(In thousands)
Net revenues	$14,526	$10,301	$4,225	$24,156	$21,843	$2,313

Revenue for the three and six months ended June 29, 2024 increased compared to the same periods in the prior year as a result of higher HDD upgrade sales, higher spare parts sales and higher field service sales, offset in part by lower systems sales. Revenue for the three and six months ended June 29, 2024 did not include revenue recognized for any systems. We recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system during the three and six months ended July 1, 2023.

Backlog

	June 29, 2024	December 30, 2023	July 1, 2023
	(In thousands)
Backlog	$42,486	$42,415	$58,157

Backlog at both June 29, 2024 and December 30, 2023 did not include any 200 Lean HDD systems. Backlog at July 1, 2023 included two 200 Lean HDD systems. In May 2023, we recorded a backlog reduction of $54.6 million due to customer cancellation of an order for eight 200 Lean HDD systems. In December 2023, we recorded a backlog reduction of $11.4 million due to customer cancellation of an order for two 200 Lean HDD systems. On June 29, 2024, we had $42.5 million of backlog, of which we expect to recognize as revenue: 48.4% in 2024 and 51.6% in 2025. However, our customers may cancel their contracts with us prior to contract completion. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Revenue by geographic region

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
United States	$178	$662	$660	$2,276
Asia	14,348	9,628	23,496	19,556
Europe	—	11	—	11

Total net revenues	$14,526	$10,301	$24,156	$21,843

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in the three months ended June 29, 2024 versus the same period in the prior year reflected lower HDD upgrade sales and lower spare parts sales, offset in part by higher field service sales. The decrease in sales to the U.S. region in the six months ended June 29, 2024 versus the same period in the prior year reflected lower HDD upgrade sales, lower spare parts sales and lower field service sales. The increase in sales to the Asia region in the three and six months ended June 29, 2024 versus the same periods in the prior year reflected higher HDD upgrade sales, higher spare parts sales and higher field service sales, offset by lower HDD system sales. Sales to the Asia region in the three and six months ended June 29, 2024 did not include any systems. Sales to the Asia region in the three and six months ended July 1, 2023 included one 200 Lean HDD system and one refurbished 200 Lean HDD system.

Gross profit

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	Change over prior period	June 29, 2024	July 1, 2023	Change over prior period
	(In thousands, except percentages)
Gross profit	$5,548	$2,570	$2,978	$9,752	$7,289	$2,463
% of net revenues	38.2%	24.9%		40.4%	33.4%

Cost of net revenues consists primarily of purchased materials, and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, shipping and tariff costs, provisions for inventory reserves and scrap.

Gross margin was 38.2% in the three months ended June 29, 2024 compared to 24.9% in the three months ended July 1, 2023 and was 40.4% in the six months ended June 29, 2024 compared to 33.4% in the six months ended July 1, 2023. The increase in the gross margin percentage for the three and six months ended June 29, 2024 compared to the same periods in the prior year was due primarily to the higher-margin contributions from HDD upgrades, offset in part by increased excess and obsolete inventory charges. Excess and obsolete inventory charges for the three and six months ended June 29, 2024 included $1.1 million in charges to reduce a TRIO tool currently undergoing evaluation at a customer facility to its estimated net realizable value. Gross margin in the three and six months ended July 1, 2023 reflected the lower-margin contributions from the 200 Lean HDD system and the refurbished 200 Lean HDD system. Gross margins will vary depending on a number of factors, including revenue levels, product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development expense

	Three Months Ended			Six Months Ended
	June 29 2024	July 1, 2023	Change over prior period	June 29 2024	July 1, 2023	Change over prior period
	(In thousands)
Research and development expense	$3,511	$3,647	$(136)	$7,880	$7,620	$260

Research and development spending during the three months ended June 29, 2024 decreased compared to the same period in the prior year primarily due to lower spending on HDD R&D programs. Research and development spending during the six months ended June 29, 2024 increased compared to the same period in the prior year primarily due to higher spending on TRIO R&D programs, offset in part by lower spending on HDD R&D programs. R&D spending during the six months ended June 29, 2024 included a $523,000 charge related to the disposal of certain lab equipment.

Selling, general and administrative expense

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	Change over prior period	June 29, 2024	July 1, 2023	Change over prior period
	(In thousands)
Selling, general and administrative expense	$5,308	$4,375	$933	$9,588	$9,575	$13

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended June 29, 2024 increased compared to the same period in the prior year as higher variable compensation expenses, higher legal fees, higher rent, higher marketing expenses, higher training costs and higher travel expenses were offset in part by lower salaries and wages and lower stock-based compensation expenses. Selling, general and administrative expense for the six months ended June 29, 2024 increased compared to the same period in the prior year as higher variable compensation expenses, higher legal fees, higher rent, higher marketing expenses, higher training costs and higher travel expenses were offset in part by lower salaries and wages, lower stock-based compensation expenses and lower consulting fees. Selling, general and administrative expense for the three and six months ended June 29, 2024 also included $364,000 in charges to support a customer evaluation for a TRIO system at a leading display cover glass manufacturer.

Interest income and other income (expense), net

	Three months ended			Six months ended
	June 29, 2024	July 1, 2023	Change over prior period	June 29, 2024	July 1, 2023	Change over prior period
	(In thousands)
Interest income and other, income (expense), net	$759	$650	$109	$2,979	$1,322	$1,657

Interest income and other income (expense), net in the three months ended June 29, 2024 included $726,000 of interest income on investments and $34,000 of foreign currency gains, offset in part by $1,000 of various other expense. Interest income and other income (expense), net in the six months ended June 29, 2024 included $1.4 million of interest income on investments, $1.5 million of other income and $104,000 of foreign currency gains. Interest income and other income (expense), net in the three months ended July 1, 2023 included $567,000 of interest income on investments, $24,000 of various other income and $59,000 of foreign currency gains. Interest income and other income (expense), net in the six months ended July 1, 2023 included $1.3 million of interest income on investments and $64,000 of various other income, offset in part by $19,000 of foreign currency losses. The increase in interest income in the three and six months ended June 29, 2024 compared to the same periods in the prior year resulted from higher invested balances. During the six months ended June 29, 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund of $2.4 million in ERC benefits. The refund is recorded as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the six months ended June 29, 2024.

Provision for income taxes

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	Change over prior period	June 29, 2024	July 1, 2023	Change over prior period
	(In thousands)
Provision for income taxes	$751	$116	$635	$1,227	$502	$725

Intevac recorded income tax provisions of $751,000 and $1.2 million for the three and six months ended June 29, 2024, respectively, and income tax provisions of $116,000 and $502,000 for the three and six months ended July 1, 2023, respectively. The income tax provisions for these three and six month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and six months ended June 29, 2024, Intevac recorded income tax provisions on profits of its international subsidiaries of $512,000 and $856,000, respectively, and recorded $236,000 and $371,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three months ended July 1, 2023, Intevac recorded a $44,000 income tax benefit on losses of its international subsidiaries and recorded $158,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the six months ended July 1, 2023, Intevac recorded a $180,000 income tax provision on income of its international subsidiaries and recorded $320,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For all periods presented, Intevac utilized net operating loss carry-forwards to offset the impact of global intangible low-taxed income. Intevac’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.

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

Income from discontinued operations, net of taxes

	Three Months Ended			Six Months Ended
	June 29, 2024	July 1, 2023	Change over prior period	June 29, 2024	July 1, 2023	Change over prior period
	(In thousands)
Income from discontinued operations, net of taxes	$—	$40	$(40)	$1,095	$317	$778

The income from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. Income from discontinued operations for the six months ended June 29, 2024 is comprised of $933,000 in ERC benefits and the $162,000 reversal of certain charges associated with the completion of the lease subsidy in March 2024. Income from discontinued operations for the three months ended July 1, 2023 is comprised primarily of accretion on the lease liability that was assigned to EOTECH. Income from discontinued operations for the six months ended July 1, 2023 is comprised primarily of a stock-based compensation forfeiture benefit recognized upon the termination of employment of certain mutual employees of both the Company and EOTECH upon the completion of the assignment and novation of all government contracts to EOTECH in the first quarter of fiscal 2023.

Liquidity and Capital Resources

At June 29, 2024, Intevac had $70.4 million in cash, cash equivalents, restricted cash and investments, compared to $72.2 million at December 30, 2023. During the first six months of fiscal 2024, cash, cash equivalents, restricted cash and investments decreased by $1.8 million due primarily to cash used by operating activities, purchases of leasehold improvements and equipment, and tax payments on net share settlements, offset in part by cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	June 29, 2024	December 30, 2023
	(In thousands)
Cash and cash equivalents	$37,562	$51,441
Restricted cash	700	700
Short-term investments	27,221	17,405
Long-term investments	4,919	2,687

Total cash, cash equivalents, restricted cash and investments	$70,402	$72,233

Operating activities used cash of $612,000 during the first six months of fiscal 2024 compared to cash used of $33.4 million during the first six months of fiscal 2023.

Accounts receivable decreased to $17.6 million at June 29, 2024 compared to $18.6 million at December 30, 2023 as a result of collections, offset in part by second quarter sales. Accounts receivable at June 29, 2024 includes the $2.4 million claim for ERC benefits. Inventories increased to $45.6 million at June 29, 2024 compared to $43.8 million at December 30, 2023 primarily due to increased purchases of TRIO inventory. Accounts payable decreased to $4.4 million at June 29, 2024 from $5.8 million at December 30, 2023. Accrued payroll and related liabilities increased to $4.0 million at June 29, 2024 compared to $3.5 million at December 30, 2023 primarily due to the accrual of 2024 bonuses, offset in part by the settlement of 2023 bonuses. Other accrued liabilities increased to $2.5 million at June 29, 2024 compared to $1.8 million at December 30, 2023 primarily due to increased deferred revenue. Customer advances increased from $21.9 million at December 30, 2023 to $23.1 million at June 29, 2024 primarily as a result of new orders.

Investing activities used cash of $13.2 million during the first six months of fiscal 2024. Purchases of investments, net of proceeds from sales and maturities of investments totaled $11.7 million. Capital expenditures for the six months ended June 29, 2024 were $1.5 million.

Financing activities generated cash of $90,000 in the first six months of fiscal 2024. Cash generated from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans was $462,000. Tax payments related to the net share settlement of restricted stock units was $372,000.

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

As of June 29, 2024, approximately $21.4 million of cash and cash equivalents and $18.6 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable operating lease obligations, capital expenditures, contingent consideration payments, and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for the remainder of fiscal 2024 are projected to be approximately $2.1 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $700,000 as of June 29, 2024. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had any material effect on our business, financial condition or results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K for the year ended December 30, 2023, filed with the SEC on February 15, 2024. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. There have been no material changes to our critical accounting policies during the six months ended June 29, 2024.

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

Evaluation of Disclosure Controls and Procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of June 29, 2024.

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

As of June 29, 2024, our total backlog was $42.5 million, which was primarily attributable to two customers. Our backlog includes orders under contracts that can extend for several years. Our backlog can be significantly affected by the timing of large orders. We may not realize all of the revenue included in our total backlog in the future. For example, in fiscal 2023, we removed $66.0 million from backlog upon receiving notices from a customer of the cancellation of orders for ten 200 Lean HDD systems due to the customer postponing previously planned media capacity additions. There can also be no assurance that our backlog will result in revenue in any particular period because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, many of which are beyond our control. If our customers terminate, reduce or defer orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected, and we may not generate the revenue we expect.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean HDD and our TRIO platform. Our development efforts have included, and may in the future include, entry into joint development and evaluation arrangements with our customers. These arrangements may include lengthy product qualification or evaluation processes and may not be successful or result in future product sales. Our success in developing and selling new products depends upon a variety of factors, including our ability to: (1) predict future customer requirements; (2) make technological advances; (3) achieve a low total cost of ownership for our products; (4) introduce new products on schedule; (5) manufacture products cost-effectively including transitioning production to volume manufacturing; (6) commercialize and attain customer acceptance of our products; and (7) achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the ADVC market. Our expansion into the ADVC market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the market, successfully develop products on a timely basis, successfully develop cost effective products to address the market, or establish effective sales and support of new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

Repurchases of Intevac Common Stock

On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At June 29, 2024, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended June 29, 2024.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule
16a-1(f),
adopted or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” each as defined in Regulation
S-K
Item 408.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of the 2024 PRSU Award Agreement under the 2020 Equity Incentive Plan (Grant 1)

10.2	Form of the 2024 PRSU Award Agreement under the 2020 Equity Incentive Plan (Grant 2)

10.3	Form of Outside Director Stock Option Agreement for 2020 Equity Incentive Plan

10.4	2020 Equity Incentive Plan, as amended February 15, 2024 (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2024).

10.5	2003 Employee Stock Purchase Plan, as amended February 15, 2024 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2024).

10.6	2022 Inducement Equity Incentive Plan, as amended July 1, 2024.

10.7	Offer Letter, effective as of July 9, 2024, between Intevac and Cameron McAulay

10.8	Change in Control Agreement, effective as of July 9, 2024, between Intevac and Cameron McAulay

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTEVAC, INC.

Date: August 6, 2024	By:	/s/ NIGEL HUNTON
Nigel Hunton
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ CAMERON MCAULAY
Cameron McAulay
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)