Form 10-Q
period 2024-09-28
INTEVAC INC
filed 2024-11-12
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
of the Act). ☐ Yes ☒ No
On November 12, 2024, 26,973,414 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

INTEVAC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEVAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2024	December 30, 2023
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$36,057	$51,441
Short-term investments	27,091	17,405
Trade and other accounts receivable, net of allowances of $0 at both September 28, 2024 and December 30, 2023	14,461	18,613
Inventories	31,666	43,795
Prepaid expenses and other current assets	1,946	2,123

Total current assets	111,221	133,377
Long-term investments	8,276	2,687
Restricted cash	700	700
Property, plant and equipment, net	7,584	7,664
Operating lease right-of-use-assets	6,492	7,658
Intangible assets, net of amortization of $281 at September 28, 2024 and $178 at December 30, 2023	851	954
Deferred income taxes and other long-term assets	1,856	3,466

Total assets	$136,980	$156,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$1,257	$1,008
Accounts payable	3,040	5,800
Accrued payroll and related liabilities	4,921	3,475
Other accrued liabilities	1,830	1,820
Customer advances	6,291	20,407

Total current liabilities	17,339	32,510
Noncurrent liabilities:
Noncurrent operating lease liabilities	5,814	6,976
Customer advances	1,482	1,482
Other long-term liabilities	—	21

Total noncurrent liabilities	7,296	8,479
Stockholders’ equity:
Common stock, $0.001 par value	27	26
Additional paid-in capital	213,748	210,320
Treasury stock, 5,087 shares at both September 28, 2024 and December 30, 2023	(29,551)	(29,551)
Accumulated other comprehensive income	538	97
Accumulated deficit	(72,417)	(65,375)

Total stockholders’ equity	112,345	115,517

Total liabilities and stockholders’ equity	$136,980	$156,506

Note: Amounts as of December 30, 2023 are derived from the December 30, 2023 audited consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(Unaudited)
	(In thousands, except per share amounts)
Net revenues	$28,505	$17,915	$52,662	$39,758
Cost of net revenues	21,447	10,916	35,852	25,471

Gross profit	7,058	6,999	16,810	14,287
Operating expenses:
Research and development	3,967	3,720	11,846	11,340
Selling, general and administrative	4,843	4,707	14,433	14,281

Total operating expenses	8,810	8,427	26,279	25,621

Loss from operations	(1,752)	(1,428)	(9,469)	(11,334)
Interest income and other income (expense), net	541	600	3,521	1,922

Loss before provision for income taxes	(1,211)	(828)	(5,948)	(9,412)
Provision for income taxes	962	796	2,189	1,298

Net loss from continuing operations, net of taxes	(2,173)	(1,624)	(8,137)	(10,710)
Net income from discontinued operations, net of taxes	—	48	1,095	365

Net loss	$(2,173)	$(1,576)	$(7,042)	$(10,345)

Net income (loss) per share:
Basic and diluted – continuing operations	$(0.08)	$(0.06)	$(0.30)	$(0.41)
Basic and diluted – discontinued operations	$0.00	$0.00	$0.04	$0.01
Basic and diluted – net loss	$(0.08)	$(0.06)	$(0.26)	$(0.40)
Weighted-average common shares outstanding:
Basic and diluted	26,895	26,287	26,695	26,033
See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(Unaudited)
	(In thousands)
Net loss	$(2,173)	$(1,576)	$(7,042)	$(10,345)

Other comprehensive income (loss), before tax
Change in unrealized net gain (loss) on available-for-sale investments	157	101	213	323
Foreign currency translation gains (losses)	339	(15)	228	(234)

Other comprehensive income (loss), before tax	496	86	441	89
Income tax (expense) benefit related to items in other comprehensive loss	—	—	—	—

Other comprehensive income (loss), net of tax	496	86	441	89

Comprehensive loss	$(1,677)	$(1,490)	$(6,601)	$(10,256)

See accompanying notes to the condensed consolidated financial statements.

INTEVAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(7,042)	$(10,345)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,485	1,038
Net amortization (accretion) of investment premiums and discounts	(528)	(145)
Amortization of intangible assets	102	102
Equity-based compensation	2,940	3,393
Straight-line rent adjustment and amortization of lease incentives	253	(863)
(Gain) loss on disposal of fixed assets	519	(41)
Deferred income taxes	1,569	629
Changes in operating assets and liabilities	1,059	(34,693)

Total adjustments	7,399	(30,580)

Net cash and cash equivalents provided by (used in) operating activities	357	(40,925)
Investing activities
Purchases of investments	(51,643)	(10,453)
Proceeds from sales and maturities of investments	37,109	31,887
Proceeds from sales of fixed assets	7	65
Purchases of leasehold improvements and equipment	(1,932)	(4,940)

Net cash and cash equivalents provided by (used in) investing activities	(16,459)	16,559
Financing activities
Net proceeds from issuance of common stock	964	1,365
Payment of acquisition-related contingent consideration	—	(250)
Taxes paid related to net share settlement	(475)	(1,683)

Net cash and cash equivalents provided by (used in) financing activities	489	(568)
Effect of exchange rate changes on cash	229	(234)

Net decrease in cash, cash equivalents and restricted cash	(15,384)	(25,168)
Cash, cash equivalents and restricted cash at beginning of period	52,141	69,690

Cash, cash equivalents and restricted cash at end of period	$36,757	$44,522

Non-cash investing and financing activity
Additions to right-of-use-assets obtained from new operating lease liabilities	$—	$81

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
During the nine months ended September 28, 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund equal to $2.4 million of Employee Retention Credit (“ERC”) benefits from the U.S. government. The refund is recorded within trade and other accounts receivable in our condensed consolidated balance sheet as of September 28, 2024, and as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the nine months ended September 28, 2024. (See Note 12. Income Taxes.)

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.	Divestiture and Discontinued Operations
Sale of Photonics
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, LLC (“EOTECH”) governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration, (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH has also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024 and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. As of September 28, 2024, there have been no earnout payments under the Purchase Agreement. At any time prior to December 31, 2024, EOTECH may elect to pay to the Company $14.0 million, which would terminate EOTECH’s obligations with respect to any remaining earnout payments. The cash proceeds do not include any estimated future payments from the revenue earnout as the Company has elected to record the proceeds when the consideration is deemed realizable. The Company believes the disposition of the Photonics business will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
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
Fees earned under the Shared Services Agreement for the three and nine months ended September 28, 2024 were $38,000 and $111,000, respectively. Fees earned under the Shared Services Agreement for the three and nine months ended September 30, 2023 were $39,000 and $104,000, respectively. As of September 28, 2024 and December 30, 2023, accounts receivable from EOTECH of $51,000 and $62,000, respectively, were included in trade and other accounts receivable in the Company’s condensed consolidated balance sheets.
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 28, 2024 and September 30, 2023.
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

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Selling, general and administrative	$—	$(48)	$(162)	$(365)

Total operating expenses	—	(48)	(162)	(365)

Operating income (loss) – discontinued operations	—	48	162	365
Other income (expense) – discontinued operations	—	—	933	—

Loss from discontinued operations before provision for income taxes	—	48	1,095	365
Provision for income taxes	—	—	—	—

Net income from discontinued operations, net of taxes	$—	$48	$1,095	$365

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the three and nine months ended September 28, 2024 and September 30, 2023:

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Equity-based compensation	$—	$—	$—	$(260)

3.	Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 28, 2024 and September 30, 2023.
Major Products and Service Lines

	Three Months Ended	Three Months Ended
	September 28, 2024	September 30, 2023
	(In thousands)
	HDD	HDD	ASP	Total
Systems, upgrades and spare parts	$11,833	$16,033	$6	$16,039
Field service	1,318	1,335	97	1,432
Cancellation fee	15,354	444	—	444

Total net revenues	$28,505	$17,812	$103	$17,915

	Nine Months Ended	Nine Months Ended
	September 28, 2024	September 30, 2023
		(In thousands)
	HDD	HDD	PV	ASP	Total

Systems, upgrades and spare parts	$33,004	$35,901	$28	$17	$35,946
Field service	4,304	3,271	—	97	3,368
Cancellation fee	15,354	444	—	—	444

Total net revenues	$52,662	$39,616	$28	$114	$39,758

Primary Geographical Markets

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
United States	$1,716	$784	$2,376	$3,060
Asia	26,789	17,034	50,286	36,590
Europe	—	97	—	108

Total net revenues	$28,505	$17,915	$52,662	$39,758

Timing of Revenue Recognition

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Products transferred at a point in time	$28,077	$17,915	$52,234	$39,758
Products and services transferred over time	428	—	428	—

Total net revenues	$28,505	$17,915	$52,662	$39,758

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled or retainage, and our contract liabilities, which we classify as deferred revenue and customer advances, for the nine months ended September 30, 2023.

	September 28 2024	December 30, 2023	Nine Months Change
	(In thousands)
Contract assets:
Accounts receivable, unbilled	$3,194	$393	$2,801

Contract liabilities:
Deferred revenue	$416	$376	$40
Customer advances	7,773	21,889	(14,116)

	$8,189	$22,265	$(14,076)

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance, less the amount that has been deferred as revenue for the performance of the installation tasks. During the nine months ended September 28, 2024, contract assets increased by $2.8 million primarily due to the sale of upgrades and spare parts sold to a customer as of September 28, 2024.
Customer advances generally represent a contract liability for amounts billed to the customer prior to transferring goods. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These customer advances are liquidated when revenue is recognized. Deferred revenue generally represents a contract liability for amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product. During the nine months ended September 28, 2024, we recognized revenue of $17.1 million and $163,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and, accordingly, the Company removed the order from backlog. The customer contract associated with the cancelled order requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order, all of which will be utilized to settle this customer obligation. During the three and nine months ended September 28, 2024, the Company applied $15.4 million of billings against these advances in connection with the customer accepting ownership of certain inventory on-hand
and reimbursing us for supplier cancellation and inventory management costs incurred. In addition, the Company has agreed to provide custodial services for this customer-owned inventory at a third-party warehouse until December 31, 2025. During the three and nine months ended September 30, 2023, the Company applied $444,000 of billings against these advances in connection with inventory scrapped at the customer’s direction. In December 2023, the Company received notice of the cancellation of a $11.4 million order for two 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and, accordingly, the Company removed the order from backlog. The Company has not received any customer advances associated with the cancelled order.
On September 28, 2024, we had $44.4 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 21.4% of our remaining performance obligations as revenue in 2024 and 78.6% in 2025.

4.	Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	September 28, 2024	December 30, 2023
	(In thousands)
Raw materials	$18,302	$37,346
Work-in-progress	11,737	6,449
Finished goods	1,627	—

	$31,666	$43,795

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Finished goods inventory at September 28, 2024 is primarily comprised of a Trio system undergoing evaluation at a customer location.

5.	Equity-Based Compensation
At September 28, 2024, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan, the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) (together, the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved the 2020 Equity Incentive Plan, the 2012 Equity Incentive Plan and the ESPP. The Plans permit the grant of incentive or non-statutory
stock options, performance-based stock options (“PSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and performance shares.
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
Compensation Expense
The effect of recording equity-based compensation for the three and nine months ended September 28, 2024 and September 30, 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Equity-based compensation by type of award:
Stock options	$18	$(3)	$26	$(14)
RSUs	589	221	1,710	1,576
PRSUs	329	35	840	1,367
ESPP purchase rights	98	63	364	464

Total equity-based compensation	$1,034	$316	$2,940	$3,393

Included in the table above is:

(a)	Equity-based compensation reported in discontinued operations of ($260,000) for the nine months ended September 30, 2023. (See Note 2. Divestiture and Discontinued Operations.)
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

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Intevac estimated the weighted-average fair value of stock options using the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Weighted-average fair value of grants per share	$1.21	$1.53
Expected volatility	43.56%	48.02%
Risk-free interest rate	3.72%	4.41%
Expected term (in years)	3.14	3.37
Dividend yield	None	None
Option activity as of September 28, 2024 and changes during the nine months ended September 28, 2024 were as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 30, 2023	142,000	$6.57
Options granted	51,500	$3.91
Options cancelled and forfeited	(31,000)	$11.43

Options outstanding at September 28, 2024	162,500	$4.80

Options exercisable at September 28, 2024	111,000	$5.22

Intevac issued 319,360 shares of common stock under the ESPP during the nine months ended September 28, 2024.
Intevac estimated the weighted-average fair value of ESPP purchase rights using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
ESPP Purchase Rights:
Weighted-average fair value of grants per share	$1.11	$0.63	$1.32	$0.91
Expected volatility	42.09%	41.61%	46.05%	40.33%
Risk-free interest rate	4.62%	5.29%	4.55%	5.15%
Expected term of purchase rights (in years)	0.75	1.09	0.93	1.08
Dividend yield	None	None	None	None
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
RSUs
RSU activity as of September 28, 2024 and changes during the nine months ended September 28, 2024 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at December 30, 2023	915,087	$4.89
Granted	495,176	$3.88
Vested	(374,730)	$5.00
Cancelled and forfeited	(10,320)	$5.55

Non-vested RSUs at September 28, 2024	1,025,213	$4.36

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
PRSUs
PRSU activity as of September 28, 2024 and changes during the nine months ended September 28, 2024 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested PRSUs at December 30, 2023	1,160,293	$4.04
Granted	822,000	$3.84

Non-vested PRSUs at September 28, 2024	1,982,293	$3.96

In June 2024 (and August 2024, in connection with the appointment of our Chief Financial Officer), we granted to members of our senior management awards of performance-based restricted stock units (the “2024 PRSU Awards”) covering an aggregate of 339,000 shares and 72,000 shares, respectively, of Intevac common stock at target performance, and 678,000 shares and 144,000 shares, respectively, of Intevac common stock at maximum performance. The 2024 PRSU Awards are eligible to be earned based on achievement of (i) a cumulative number of TRIO units shipped and the satisfaction of an operating profit requirement, both measured during a three-year performance period commencing on June 20, 2024 and ending on December 26, 2026 (the last day of our 2026 fiscal year) (the “TRIO Unit Award”), or (ii) an operating profit percentage, measured during a one-year
performance period commencing on December 28, 2025 and ending on December 26, 2026, and satisfaction of a TRIO units shipped requirement as of December 26, 2026 (the “OPP Award”), with 50% of the target number of the 2024 PRSU Awards allocated to each of the TRIO Unit Award and the OPP Award. The number of shares that can be earned under the TRIO Unit Award will be 0%, 50%, 100% or 200% of the target number of shares, and the number of shares that can be earned under the OPP Award will range from 0% to 200% of the target number of shares. If a performance goal is not achieved within the applicable performance period, the corresponding PRSUs will not vest, and all unvested PRSUs at the end of the applicable performance period will immediately be forfeited. Stock compensation expense is recorded based on the probability of achievement of the performance conditions specified in the agreement governing the applicable 2024 PRSU Awards.
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
The following table displays the activity in the warranty provision account for the three and nine months ended September 28, 2024 and September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Opening balance	$186	$181	$205	$163
Expenditures incurred under warranties	(3)	(36)	(36)	(201)
Accruals for product warranties issued during the reporting period	56	67	157	239
Adjustments to previously existing warranty accruals	(59)	(10)	(146)	1

Closing balance	$180	$202	$180	$202

The following table displays the balance sheet classification of the warranty provision account at September 28, 2024 and at December 30, 2023.

	September 28	December 30
	2024	2023
	(In thousands)
Other accrued liabilities	$180	$184
Other long-term liabilities	—	21

Total warranty provision	$180	$205

7.	Guarantees
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
Letters of Credit
As of September 28, 2024, we had letters of credit and bank guarantees outstanding totaling $700,000 including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with our bank. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	September 28, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$14,647	$—	$—	$14,647
Money market funds	8,766	—	—	8,766
Certificates of deposit	250	—	—	250
Commercial paper	11,796	—	2	11,794
U.S. treasury securities	600	—	—	600

Total cash and cash equivalents	$36,059	$—	$2	$36,057
Short-term investments:
Certificates of deposit	$3,270	$13	$—	$3,283
Commercial paper	10,591	22	—	10,613
Corporate bonds and medium-term notes	3,356	8	—	3,364
U.S. treasury and agency securities	9,812	19	—	9,831

Total short-term investments	$27,029	$62	$—	$27,091
Long-term investments:
Asset backed securities	$894	$—	$—	$894
Corporate bonds and medium-term notes	3,364	25	—	3,389
U.S. treasury and agency securities	3,927	66	—	3,993

Total long-term investments	$8,185	$91	$—	$8,276

Total cash, cash equivalents, and investments	$71,273	$153	$2	$71,424

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	December 30, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$19,050	$—	$—	$19,050
Money market funds	15,090	—	—	15,090
Commercial paper	14,659	—	4	14,655
U.S. treasury securities	2,646	—	—	2,646

Total cash and cash equivalents	$51,445	$—	$4	$51,441
Short-term investments:
Asset backed securities	$12	$—	$—	$12
Certificates of deposit	1,850	—	—	1,850
Commercial paper	3,506	—	1	3,505
Corporate bonds and medium-term notes	5,373	—	36	5,337
Municipal bonds	221	—	2	219
U.S. treasury and agency securities	6,498	1	17	6,482

Total short-term investments	$17,460	$1	$56	$17,405
Long-term investments:
Asset backed securities	$460	$—	$4	$456
Corporate bonds and medium-term notes	2,230	1	—	2,231

Total long-term investments	$2,690	$1	$4	$2,687

Total cash, cash equivalents, and investments	$71,595	$2	$64	$71,533

The contractual maturities of investment securities at September 28, 2024 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$48,441	$48,501
Due after one through five years	8,185	8,276

	$56,626	$56,777

We periodically review investments for impairment. For investments in unrealized loss positions, we assess whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if the Company neither intends to sell nor anticipates that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the amortized cost basis, any noted failure of the issuer to make scheduled interest or principal payments, changes to the rating of the security by a rating agency and other relevant credit-related factors in determining whether or not a credit loss exists. We reassess our estimated credit losses on investments each reporting period. U.S. government securities and cash equivalents are under a
“zero-loss
exception” for credit losses, meaning no credit loss risk calculation is necessary on those instruments due to the exceptionally low rate of default, which continues to decrease as the securities approach maturity. We record changes in the allowance for credit losses for available-for-sale
debt securities with a corresponding adjustment in credit loss expense on the consolidated statement of operations. No reversal of a previously recorded allowance for credit losses may be made to an amount below zero. The total allowance for credit losses was $0 at both September 28, 2024 and December 30, 2023.
Our investment portfolio includes both corporate and U.S. government securities that have a maximum maturity of two years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost
show a
mark-to-market
unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of September 28, 2024, we had 44 investments in a gross unrealized loss position. The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of September 28, 2024.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	September 28, 2024
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Commercial paper	$11,428	$2	$—	$—

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
The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of September 28, 2024.

	Fair Value Measurements at September 28, 2024
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Investment securities
Money market funds	$8,766	$8,766	$—
U.S. treasury and agency securities	14,424	14,424	—
Asset-backed securities	894	—	894
Certificates of deposit	3,533	—	3,533
Commercial paper	22,407	—	22,407
Corporate bonds and medium-term notes	6,753	—	6,753

Total recurring fair value measurements	$56,777	$23,190	$33,587

9.	Derivative Instruments
The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement
of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other income (expense), net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement
of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately 30 days. There were no outstanding derivatives at September 28, 2024 and December 30, 2023.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.	Equity
Condensed Consolidated Statement of Changes in Equity
The changes in stockholders’ equity by component for the three and nine months ended September 28, 2024 and September 30, 2023, are as follows (in thousands):

	Three Months Ended September 28, 2024
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 29, 2024	$212,342	$(29,551)	$42	$(70,244)	$112,589
Common stock issued under employee plans	502	—	—	—	502
Shares withheld for net share settlement of RSUs	(103)	—	—	—	(103)
Equity-based compensation expense	1,034	—	—	—	1,034
Net loss	—	—	—	(2,173)	(2,173)
Other comprehensive income	—	—	496	—	496

Balance at September 28, 2024	$213,775	$(29,551)	$538	$(72,417)	$112,345

	Nine Months Ended September 28, 2024
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 30, 2023	$210,346	$(29,551)	$97	$(65,375)	$115,517
Common stock issued under employee plans	964	—	—	—	964
Shares withheld for net share settlement of RSUs	(475)	—	—	—	(475)
Equity-based compensation expense	2,940	—	—	—	2,940
Net loss	—	—	—	(7,042)	(7,042)
Other comprehensive income	—	—	441	—	441

Balance at September 28, 2024	$213,775	$(29,551)	$538	$(72,417)	$112,345

	Three Months Ended September 30, 2023
	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at July 1, 2023	$208,698	$(29,551)	$(190)	$(61,954)	$117,003
Common stock issued under employee plans	527	—	—	—	527
Shares withheld for net share settlement of RSUs	(120)	—	—	—	(120)
Equity-based compensation expense	317	—	—	—	317
Net loss	—	—	—	(1,576)	(1,576)
Other comprehensive income	—	—	86	—	86

Balance at September 30, 2023	$209,422	$(29,551)	$(104)	$(63,530)	$116,237

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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 28, 2024 and September 30, 2023, are as follows.

	Three Months Ended			Nine Months Ended
	September 28, 2024
	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total
	(In thousands)
Beginning balance	$48	$(6)	$42	$159	$(62)	$97
Other comprehensive income (loss) before reclassification	339	157	496	228	213	441
Amounts reclassified from other comprehensive income (loss)	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	339	157	496	228	213	441

Ending balance	$387	$151	$538	$387	$151	$538

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2023
	Foreign currency	Unrealized holding losses on available-for-sale investments	Total	Foreign currency	Unrealized holding losses on available-for-sale investments	Total
	(In thousands)
Beginning balance	$72	$(262)	$(190)	$291	$(484)	$(193)
Other comprehensive loss before reclassification	(15)	101	86	(234)	323	89
Amounts reclassified from other comprehensive loss	—	—	—	—	—	—

Net current-period other comprehensive loss	(15)	101	86	(234)	323	89

Ending balance	$57	$(161)	$(104)	$57	$(161)	$(104)

Stock Repurchase Program
On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of up to $40.0 million. At September 28, 2024, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three and nine months ended September 28, 2024 and September 30, 2023.

11.	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 28, 2024 and September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands, except per share amounts)
Net loss from continuing operations	$(2,173)	$(1,624)	$(8,137)	$(10,710)
Net income from discontinued operations, net of taxes	—	48	1,095	365

Net loss	$(2,173)	$(1,576)	$(7,042)	$(10,345)

Weighted-average shares – basic	26,895	26,287	26,695	26,033
Effect of dilutive potential common shares	—	—	—	—

Weighted-average shares – diluted	26,895	26,287	26,695	26,033

Basic and diluted net income (loss) per share:
Continuing operations	$(0.08)	$(0.06)	$(0.30)	$(0.41)

Discontinued operations	$0.00	$0.00	$0.04	$0.01

Net loss per share	$(0.08)	$(0.06)	$(0.26)	$(0.40)

As the Company is in a net loss position, all of the Company’s equity instruments are considered antidilutive.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Income Taxes
Intevac recorded income tax provisions of $962,000 and $2.2 million for the three and nine months ended September 28, 2024, respectively, and income tax provisions of $796,000 and $1.3 million for the three and nine months ended September 30, 2023, respectively. The income tax provisions for the three and nine months are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine months ended September 28, 2024, Intevac recorded income tax provisions on income of its international subsidiaries of $779,000 and $1.6 million, respectively, and recorded $181,000 and $552,000, respectively, for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as discrete items. For the three months ended September 30, 2023, Intevac recorded a $505,000 income tax provision on income of its international subsidiaries and recorded $288,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. For the nine months ended September 30, 2023 Intevac recorded a $685,000 income tax provision on income of its international subsidiaries and recorded $608,000 for withholding taxes on royalties paid to the United States from Intevac’s Singapore subsidiary as a discrete item. Intevac’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, the utilization of deferred and current credits and the effect of permanent differences and adjustments of prior permanent differences. Intevac’s future effective income tax rate depends on various factors, including the level of Intevac’s projected earnings, the geographic composition of worldwide earnings, tax regulations governing each region, net operating loss carry-forwards, availability of tax credits and the effectiveness of Intevac’s tax planning strategies. Management carefully monitors these factors and timely adjusts the effective income tax rate.
Under the Coronavirus Aid, Relief, and Economic Security Act of 2021 (the “CARES Act”), as modified and clarified by the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021, the Company was eligible for an Employee Retention Credit (“ERC”) subject to certain criteria. The ERC is a payroll tax refund per employee, which was designed by the U.S. Treasury Department to assist businesses that retained employees during the COVID pandemic. During the nine months ended September 28, 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund equal to $2.4 million of ERC benefits. The refund is recorded within trade and other accounts receivable in our condensed consolidated balance sheet as of September 28, 2024, and as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the nine months ended September 28, 2024.

13.	Restructuring Charges
During the third quarter of fiscal 2023, Intevac substantially completed implementation of a cost reduction plan (the “2023 Cost Reduction Plan”), which was intended to reduce expenses by reducing our workforce by 23 percent including employees and contractors. Intevac incurred restructuring costs of $1.9 million in severance, $2,000 in stock-based compensation associated with the modification of certain stock-based awards and other employee-related expenses associated with the 2023 Cost Reduction Plan. Additionally, as part of the 2023 Cost Reduction Plan the Company incurred a benefit of $462,000 related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Substantially all cash outlays in connection with the 2023 Cost Reduction Plan occurred in the third quarter of fiscal 2023. Implementation of the 2023 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $4.6 million on an annual basis.
The changes in restructuring reserves, which resulted from cash-based severance payments and other employee-related costs, associat
e
d with the 2023 Cost Reduction Plan for the three and nine months ended September 30, 2023 were as follows:

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
The changes in restructuring reserves, which resulted from other exit costs associated with the Photonics divestiture for the three and nine months ended September 30, 2023 were as follows:

Other Exit Costs
(In thousands)
Balance at December 31, 2022	$318
Provision for restructuring charges associated with Photonics divestiture	3
Cash payments made	(81)

Balance at April 1, 2023	$240
Provision for restructuring charges associated with Photonics divestiture	2
Cash payments made	(80)

Balance at July 1, 2023	$162
Provision for restructuring charges associated with Photonics divestiture	2
Cash payments made	(80)

Balance at September 30, 2023	$84

14.	Acquisition of Hia, Inc.
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
The Company determined this transaction represented an asset acquisition as substantially all of the value was in the technology intangible assets of Hia. Contingent consideration is not recorded in an asset acquisition until the contingency is resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The technology intangible assets are being amortized on a straight-line basis over a period of 8.3 years. Total amortization expense during the three and nine months ended September 28, 2024 was $34,000 and $102,000, respectively. Total amortization expense during the three and nine months ended September 30, 2023 was $34,000 and $102,000, respectively. Annual amortization expense related to the acquired technology intangible assets in each of the succeeding years is estimated to be approximately $34,000 for the remainder of fiscal 2024 and approximately $136,000 per year from fiscal 2025 through fiscal 2030.

INTEVAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table represents the carrying
am
ount of the Hia technology intangible assets at September 28, 2024 and December 30, 2023 (in thousands):

	September 28 2024	December 30, 2023
	(In thousands)
Gross carrying amount	$1,132	$1,132
Accumulated amortization	(281)	(178)

Net carrying amount	$851	$954

15.	Commitments and Contingencies
From time to time, Intevac may have certain contingent liabilities that arise in the ordinary course of its business activities. Intevac accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Legal Matters
From time to time, Intevac receives notification from third parties, including customers and supp
l
iers, seeking indemnification, litigation support, payment of money or other actions in connection with claims made against them. In addition, from time to time, Intevac receives notification from third parties claiming that Intevac may be or is infringing their intellectual property or other rights. Intevac also is subject to various other legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Although the outcome of these claims and proceedings cannot be predicted with certainty, Intevac does not believe that any existing proceedings or claims will have a material adverse effect on its consolidated financial condition or results of operations.

16.	Subsequent Event
On
November
7, 2024, we approved a cost reduction plan (the “2024 Cost Reduction Plan”), which is intended to reduce expenses by reducing our workforce by approximately 19 percent. We expect to incur restructuring costs of approximately $900,000 in estimated severance and other employee-related expenses associated with the 2024 Cost Reduction Plan. Substantially all cash outlays in connection with the 2024 Cost Reduction Plan are expected to occur in the fourth quarter of fiscal 2024. Implementation of the 2024 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $5.1 million on an annual basis. However, we may not be able to fully realize the cost savings and benefits initially anticipated from the 2024 Cost Reduction Plan, and the expected costs may be greater than expected.

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

In October 2024, we completed the qualification process for our first-ever TRIO shipment, which was delivered in April 2024 to a cover glass finisher in Asia under an evaluation arrangement. The evaluation concluded and did not result in a sale. TRIO was unable to decisively demonstrate material advantages to displace existing coating solutions, and as such we missed the market opportunity for this next consumer device product cycle. We have stopped further development spending on the TRIO platform. We are continuing to perform demonstrations with multiple prospective customers for R &D as well as polymer applications.

On November 7, 2024, we approved a cost reduction plan (the “2024 Cost Reduction Plan”), which is intended to reduce expenses by reducing our workforce by approximately 19 percent. We expect to incur restructuring costs of approximately $900,000 in estimated severance and other employee-related expenses associated with the 2024 Cost Reduction Plan. Substantially all cash outlays in connection with the 2024 Cost Reduction Plan are expected to occur in the fourth quarter of fiscal 2024. Implementation of the 2024 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $5.1 million on an annual basis.

However, we may not be able to fully realize the cost savings and benefits initially anticipated from the 2024 Cost Reduction Plan, and the expected costs may be greater than expected. “See Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our cost reduction initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or asset impairment charges and adversely affect our business.”

The following table presents certain significant measurements for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	Change over prior period		September 28, 2024	September 30, 2023	Change over prior period
	(In thousands, except percentages and per share amounts)
Net revenues	$28,505	$17,915	$10,590		$52,662	$39,758	$12,904
Gross profit	$7,058	$6,999	$59		$16,810	$14,287	$2,523
Gross margin percent	24.8%	39.1%	(14.3	) points	31.9%	35.9%	(4.0	) points
Loss from operations	$(1,752)	$(1,428)	$(324)		$(9,469)	$(11,334)	$1,865
Loss from continuing operations	$(2,173)	$(1,624)	$(549)		$(8,137)	$(10,710)	$2,573
Income from discontinued operations	$—	$48	$(48)		$1,095	$365	$730
Net loss	$(2,173)	$(1,576)	$(597)		$(7,042)	$(10,345)	$3,303
Net loss per diluted share	$(0.08)	$(0.06)	$(0.02)		$(0.26)	$(0.40)	$0.14

Net revenues increased during the third quarter of fiscal 2024 compared to the same period in the prior year primarily due to the recognition of $15.4 million of cancellation fees related to the cancellation of an order for eight 200 Lean HDD systems in May 2023, offset in part by lower equipment sales to HDD manufacturers. We did not recognize revenue on any system sales in either the third quarter of fiscal 2024 or the third quarter of fiscal 2023. Lower gross margin in the third quarter of fiscal 2024 reflected the lower margin from the cancellation fee and increased inventory charges. Excess and obsolete inventory charges for the three months ended September 28, 2024 included $1.8 million in charges to reduce a TRIO tool currently undergoing evaluation at a customer facility to its estimated net realizable value. Gross margin in the third quarter of fiscal 2023 reflected excess and obsolete inventory charges due to the obsolescence of inventory resulting from engineering change orders to the TRIO bill of material and severance costs associated with our 2023 Cost Reduction Plan. The 2023 Cost Reduction Plan of $2.0 million was offset in part by $462,000 of stock-based compensation forfeitures related to the employees affected by the reduction in workforce. The Company reported a larger net loss for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 due to higher operating costs, higher foreign currency charges, and higher income taxes, offset in part by higher revenues, higher gross profit and higher investment income.

Net revenues increased during the nine months ended September 28, 2024, compared to the same period in the prior year primarily due to the $15.4 million of cancellation fees, as well as higher upgrades sales, offset in part by lower systems sales. We did not recognize revenue on any system sales in the first nine months of fiscal 2024. We recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system in the first nine months of 2023. Lower gross margin in the nine months ended September 28, 2024, versus the same period in the prior year, reflected the lower-margin contribution from the cancellation fee and higher inventory obsolescence charges. Excess and obsolete inventory charges for the nine months ended September 28, 2024, included $2.9 million in charges to reduce a TRIO tool currently undergoing evaluation at a customer facility to its estimated net realizable value. Gross margin for the nine months ended September 30, 2023, reflected severance costs as part of our 2023 Cost Reduction Plan and the lower-margin contributions from the sale of the 200 Lean HDD system and the refurbished 200 Lean HDD system. The cost of employee severance associated with our 2023 Cost Reduction Plan of $2.0 million was offset in part by $462,000 of stock-based compensation forfeitures related to the employees affected by the reduction in workforce. During the nine months ended September 28, 2024, we amended certain payroll tax filings and applied for a refund of $2.4 million in ERC benefits. The refund is recorded as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the nine months ended September 28, 2024. The Company reported a smaller net loss for the nine months ended September 28, 2024, compared to same period in the prior year due to higher revenues, higher gross profit, higher investment income, and the ERC benefits, offset in part by higher operating costs and higher income taxes.

We believe fiscal 2024 will continue to be a challenging year, and we do not expect to be profitable in fiscal 2024. In fiscal 2024. We expect that HDD equipment sales and upgrades for magnetic disk production in fiscal 2024 will be lower than fiscal 2023 levels. In addition, our results of operations and growth prospects could be impacted by macroeconomic conditions such as a global economic slowdown, global economic instability and political conflicts, wars, and public health crises. In addition, continued inflation and high interest rates may impact demand for our products and services and our cost to provide products and services.

Results of Operations

Net revenues

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change over prior period	September 28, 2024	September 30, 2023	Change over prior period
	(In thousands)
Net revenues	$28,505	$17,915	$10,590	$52,662	$39,758	$12,904

Revenue for the three months ended September 28, 2024 increased compared to the same period in the prior year as a result of the recognition of $15.4 million of cancellation fees described below, offset in part by lower sales of technology upgrades, lower sales of spare parts and lower sales of field service. Revenue for the nine months ended September 28, 2024 increased compared to the same period in the prior year as a result of the recognition of $15.4 million of cancellation fees and higher technology upgrades, higher spare parts sales and higher field service sales, offset in part by lower sales of systems. Revenue for the three and nine months ended September 28, 2024 includes $15.4 million of cancellation fees, when the Company applied $15.4 million of billings against customer advances in connection with the customer accepting ownership of certain inventory on-hand and reimbursing us for supplier cancellation and inventory management costs incurred associated with a cancelled order for eight 200 Lean HDD systems in May 2023. Revenue for the three and nine months ended September 30, 2023, includes $444,000 of cancellation fees, when the Company applied $444,000 of billings against customer advances in connection with inventory scrapped at the customer’s direction associated with the cancelled order noted above. Revenue for the three months and nine months ended September 28, 2024, did not include revenue recognized for the sale of any systems. We recognized revenue on the sale of one 200 Lean HDD system and one refurbished 200 Lean HDD system for the nine months ended September 30, 2023.

Backlog

	September 28, 2024	December 30, 2023	September 30, 2023
	(In thousands)
Backlog	$44,360	$42,415	$46,497

Backlog at both September 28, 2024 and December 30, 2023 did not include any 200 Lean HDD systems. Backlog at September 30, 2023 included two 200 Lean HDD systems. In May 2023, we recorded a backlog reduction of $54.6 million due to customer cancellation of an order for eight 200 Lean HDD systems. In December 2023, we recorded a backlog reduction of $11.4 million due to customer cancellation of an order for two 200 Lean HDD systems. On September 28, 2024, we had $44.4 million of backlog, of which we expect to recognize as revenue: 21.4% in 2024 and 78.6% in 2025. However, our customers may cancel their contracts with us prior to contract completion. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Revenue by geographic region

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
United States	$1,716	$784	$2,376	$3,060
Asia	26,789	17,034	50,286	36,590
Europe	—	97	—	108

Total net revenues	$28,505	$17,915	$52,662	$39,758

International sales include products shipped to overseas operations of U.S. companies. The increase in sales to the U.S. region in the three months ended September 28, 2024 versus the same period in the prior year reflected higher HDD upgrade sales, offset in part by lower spare parts sales and lower field service sales. The decrease in sales to the U.S. region in the nine months ended September 28, 2024 versus the same period in the prior year reflected lower HDD upgrade sales, lower spare parts sales and lower field service sales. The increase in sales to the Asia region in the three months ended September 28, 2024, versus the same period in the prior year reflected the recognition of the $15.4 million of cancellation fees and higher field service sales, offset in part by lower HDD upgrade sales and lower spare parts sales. The increase in sales to the Asia region in the nine months ended September 28, 2024, versus the same period in the prior year reflected the recognition of the $15.4 million of cancellation fees and higher HDD upgrade sales, higher spare parts sales and higher field service sales, offset in part by lower HDD systems sales. Sales to the Asia region in the three and nine months ended September 28, 2024 did not include any systems sales. Sales to the Asia region in the nine months ended September 30, 2023 included the sale of one 200 Lean HDD system and one refurbished 200 Lean HDD system.

Gross profit

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change over prior period	September 28, 2024	September 30, 2023	Change over prior period
	(In thousands, except percentages)
Gross profit	$7,058	$6,999	$59	$16,810	$14,287	$2,523
% of net revenues	24.8%	39.1%		31.9%	35.9%

Cost of net revenues consists primarily of purchased materials and also includes fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties, provisions for inventory reserves and scrap.

Gross margin was 24.8% in the three months ended September 28, 2024, compared to 39.1% in the three months ended September 30, 2023, and was 31.9% in the nine months ended September 28, 2024, compared to 35.9% in the nine months ended September 30, 2023. The decrease in gross margin for the three and nine months ended September 28, 2024 compared to the same periods in the prior year was due primarily to the lower-margin contribution from the $15.4 million of cancellation fees and increased excess and obsolete inventory charges. Excess and obsolete inventory charges for the three and nine months ended September 28, 2024 included $1.8 million and $2.9 million, respectively, in charges to reduce a TRIO tool currently undergoing evaluation at a customer facility to its estimated net realizable value. Excess and obsolete inventory charges during the three and nine months ended September 30, 2023, included $1.4 million in expenditures primarily related to certain TRIO inventory that became obsolete resulting from engineering change orders. Gross margin in the nine months ended September 30, 2023 reflected the lower-margin contributions from the sale of the 200 Lean HDD system and the refurbished 200 Lean HDD system.

Research and development expense

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change over prior period	September 28, 2024	September 30, 2023	Change over prior period
	(In thousands)
Research and development expense	$3,967	$3,720	$247	$11,846	$11,340	$506

Research and development spending during the three months ended September 28, 2024, increased compared to the same period in the prior year primarily due to higher spending on TRIO and HDD R&D programs. R&D spending during the nine months ended September 28, 2024, increased compared to the same period in the prior year primarily due to higher spending on TRIO, offset in part by lower spending on HDD R&D programs.

Selling, general and administrative expense

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change over prior period	September 28, 2024	September 30, 2023	Change over prior period
	(In thousands)
Selling, general and administrative expense	$4,843	$4,707	$136	$14,433	$14,281	$152

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. Selling, general and administrative expense for the three months ended September 28, 2024 increased compared to the same period in the prior year as higher variable compensation expenses, higher stock-based compensation expenses, higher legal fees, higher rent, higher marketing expenses, and higher travel expenses were offset in part by lower salaries and lower consulting fees. Selling, general and administrative expense for the nine months ended September 28, 2024 increased compared to the same period in the prior year as higher variable compensation expenses, higher legal fees, higher rent, higher marketing expenses, and higher travel expenses were offset in part by lower salaries and wages, lower stock-based compensation expenses and lower consulting fees. Selling, general and administrative expense for the three and nine months ended September 28, 2024 also included $192,000 and $558,000, respectively, in charges to support a customer evaluation for a TRIO system at a leading display cover glass manufacturer. Selling, general and administrative expense for the three and nine months ended September 30, 2023 included severance charges of $1.3 million associated with the 2023 Cost Reduction Plan.

Cost reduction plans

During the third quarter of fiscal 2023, Intevac substantially completed implementation of the 2023 Cost Reduction Plan, which was intended to reduce expenses by reducing our workforce by 23 percent including employees and contractors. Intevac incurred restructuring costs of $1.9 million in severance, $2,000 in stock-based compensation associated with the modification of certain stock-based awards and other employee-related expenses associated with the 2023 Cost Reduction Plan. Additionally, as part of the 2023 Cost Reduction Plan the Company incurred a benefit of $462,000 related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Substantially all cash outlays in connection with the 2023 Cost Reduction Plan occurred in the third quarter of fiscal 2023. The cost of implementing the 2023 Cost Reduction Plan was reported under cost of net revenues ($490,000) and operating expenses ($1.3 million in selling, general and administrative expense and $117,000 in R&D expense) in the condensed consolidated statements of operations. Implementation of the 2023 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $4.6 million on an annual basis.

Interest income and other income (expense), net

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change over prior period	September 28, 2024	September 30, 2023	Change over prior period
	(In thousands)
Interest income and other income (expense), net	$541	$600	$(59)	$3,521	$1,922	$1,599

Interest income and other income (expense), net is comprised of interest income, foreign currency gains and losses, and other income and expense.

Interest income and other income (expense), net in the three months ended September 28, 2024, included $766,000 of interest income on investments, various other income of $2,000, offset in part by $227,000 of foreign currency losses. Interest income and other income (expense), net in the nine months ended September 28, 2024, included $2.1 million of interest income on investments, various other income of $1.5 million offset in part by $123,000 of foreign currency losses. Interest income and other income (expense), net in the three months ended September 30, 2023, included $600,000 of interest income on investments, various other income of $51,000, offset in part by $51,000 of foreign currency losses. Interest income and other income (expense), net in the nine months ended September 30, 2023, included $1.9 million of interest income on investments, various other income of $115,000 offset in part by $70,000 of foreign currency losses. The increase in interest income in the three and nine months ended September 28, 2024, compared to the same periods in the prior year resulted from higher interest rates and higher invested balances. During the nine months ended September 28, 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund of $2.4 million in ERC benefits. The refund is recorded as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our condensed consolidated statements of operations for the nine months ended September 28, 2024.

Provision for income taxes

	Three Months Ended			Nine Months Ended
	September 28, 2024	September 30, 2023	Change over prior period	September 28, 2024	September 30, 2023	Change over prior period
	(In thousands)
Provision for income taxes	$962	$796	$166	$2,189	$1,298	$891

Intevac recorded income tax provisions of $962,000 and $2.2 million for the three and nine months ended September 28, 2024, respectively, and income tax provisions of $796,000 and $1.3 million for the three and nine months ended September 30, 2023, respectively. The income tax provisions for these three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which Intevac operates. For the three and nine months ended September 28, 2024, Intevac recorded an income tax provision on earnings of $779,000 and $1.6 million, respectively, of its international subsidiaries. For the three and nine months ended September 28, 2024, Intevac recorded $181,000 and $552,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items. For the three and nine months ended September 30, 2023, Intevac recorded an income tax provision on earnings of $505,000 and $685,000, respectively, of its international subsidiaries. For the three and nine months ended September 30, 2023, Intevac recorded $288,000 and $608,000, respectively, for withholding taxes on royalties paid into the United States from Intevac’s Singapore subsidiary as discrete items.

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

Income from discontinued operations, net of taxes

	Three Months Ended			Nine Months Ended
	September 28 2024	September 30, 2023	Change over prior period	September 28 2024	September 30, 2023	Change over prior period
	(In thousands)
Income from discontinued operations, net of taxes	$—	$48	$(48)	$1,095	$365	$730

The income from discontinued operations consists primarily of the results of operations of the Photonics business which was sold to EOTECH on December 30, 2021. Income from discontinued operations for the nine months ended September 28, 2024 is comprised of $933,000 in ERC benefits and the $162,000 reversal of certain charges associated with the completion of the lease subsidy in March 2024. Income from discontinued operations for the three months ended September 28, 2023 is comprised primarily of accretion on the lease liability that was assigned to EOTECH. Income from discontinued operations for the nine months ended September 28, 2023 is comprised primarily of a stock-based compensation forfeiture benefit recognized upon the termination of employment of certain mutual employees of both the Company and EOTECH upon the completion of the assignment and novation of all government contracts to EOTECH in the first quarter of fiscal 2023.

Liquidity and Capital Resources

At September 28, 2024, Intevac had $72.1 million in cash, cash equivalents, restricted cash and investments, compared to $72.2 million at December 30, 2023. During the first nine months of fiscal 2024, cash, cash equivalents, restricted cash and investments decreased by $109,000 due primarily to purchases of leasehold improvements and equipment, and tax payments on net share settlements, offset in part by cash generated by operating activities and cash received from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans.

Cash, cash equivalents, restricted cash and investments consist of the following:

	September 28, 2024	December 30, 2023
	(In thousands)
Cash and cash equivalents	$36,057	$51,441
Restricted cash	700	700
Short-term investments	27,091	17,405
Long-term investments	8,276	2,687

Total cash, cash equivalents, restricted cash and investments	$72,124	$72,233

Operating activities generated cash of $357,000 during the first nine months of fiscal 2024 and used cash of $40.9 million during the first nine months of fiscal 2023.

Accounts receivable decreased to $14.5 million at September 28, 2024 compared to $18.6 million at December 30, 2023 as a result of collections, offset in part by third quarter sales. Accounts receivable at September 28, 2024 includes the $2.4 million claim for ERC benefits. Inventories decreased to $31.7 million at September 28, 2024 compared to $43.8 million at December 30, 2023 primarily due to settlement of the eight system order cancellation with a customer, offset in part by increased purchases of TRIO inventory. Accounts payable decreased to $3.0 million at September 28, 2024 from $5.8 million at December 30, 2023. Accrued payroll and related liabilities increased to $4.9 million at September 28, 2024 compared to $3.5 million at December 30, 2023 primarily due to the accrual of 2024 bonuses, offset in part by the settlement of 2023 bonuses. Customer advances decreased from $21.9 million at December 30, 2023 to $7.8 million at September 28, 2024 primarily as a result of settlement of the eight system order cancellation with a customer, offset in part by new orders.

Investing activities used cash of $16.5 million during the first nine months of fiscal 2024. Purchases of investments, net of proceeds from sales and maturities of investments totaled $14.5 million. Capital expenditures for the nine months ended September 28, 2024 were $1.9 million.

Financing activities generated cash of $489,000 in the first nine months of fiscal 2024. Cash generated from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans was $964,000. Tax payments related to the net share settlement of restricted stock units was $475,000.

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

As of September 28, 2024, approximately $20.3 million of cash and cash equivalents and $24.6 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable operating lease obligations, capital expenditures, contingent consideration payments, and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for the remainder of fiscal 2024 are projected to be approximately $1.9 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $700,000 as of September 28, 2024. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had any material effect on our business, financial condition or results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Intevac’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of Intevac’s Annual Report on Form 10-K for the year ended December 30, 2023, filed with the SEC on February 15, 2024. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. There have been no material changes to our critical accounting policies during the nine months ended September 28, 2024.

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

Evaluation of Disclosure Controls and Procedures

Intevac maintains a set of disclosure controls and procedures that are designed to ensure that information relating to Intevac required to be disclosed in periodic filings under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported in a timely manner under the Exchange Act. In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, as required under Rule 13a-15(e) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of Intevac’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, Intevac’s CEO and CFO concluded that our disclosure controls and procedures were effective as of September 28, 2024.

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

As of September 28, 2024, our total backlog was $44.4 million, which was primarily attributable to two customers. Our backlog includes orders under contracts that can extend for several years. Our backlog can be significantly affected by the timing of large orders. We may not realize all of the revenue included in our total backlog in the future. For example, in fiscal 2023, we removed $66.0 million from backlog upon receiving notices from a customer of the cancellation of orders for ten 200 Lean HDD systems due to the customer postponing previously planned media capacity additions. There can also be no assurance that our backlog will result in revenue in any particular period because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, many of which are beyond our control. If our customers terminate, reduce or defer orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected, and we may not generate the revenue we expect.

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

We may not successfully execute or achieve the expected benefits of our cost reduction initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or asset impairment charges and adversely affect our business.

In November 2024, we announced a cost reduction plan, which primarily includes reducing our headcount. These measures are intended to address the short-term health of our business as well as our long-term objectives and are based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we intend to take under our cost reduction plan and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Additionally, implementation of these and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our cost reduction initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. The cost reduction plan has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean HDD and, until recently, our TRIO platform. Our development efforts have included, and may in the future include, entry into joint development and evaluation arrangements with our customers. These arrangements may include lengthy product qualification or evaluation processes and may not be successful or result in future product sales. For example, in November 2024 we announced that we stopped development on our TRIO platform after the platform failed to achieve required specifications. Our success in developing and selling new products depends upon a variety of factors, including our ability to: (1) predict future customer requirements; (2) make technological advances; (3) achieve a low total cost of ownership for our products; (4) introduce new products on schedule; (5) manufacture products cost-effectively including transitioning production to volume manufacturing; (6) commercialize and attain customer acceptance of our products; and (7) achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. In addition, we are attempting to expand into new or related markets, including the ADVC market. Our expansion into the ADVC market is dependent upon the success of our customers’ development plans. To date we have not recognized material revenue from such products. Failure to correctly assess the size of the market, successfully develop products on a timely basis, successfully develop cost effective products to address the market, or establish effective sales and support of new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

Repurchases of Intevac Common Stock

On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 20, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. At September 28, 2024, $10.4 million remains available for future stock repurchases under the repurchase program. Intevac did not make any common stock repurchases during the three months ended September 28, 2024.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
2024 Cost Reduction Plan
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 2.05 Costs Associated with Exit or Disposal Activities.
On November 7, 2024, we approved a cost reduction plan (the “2024 Cost Reduction Plan”), which is intended to reduce expenses by reducing our workforce by approximately 19 percent. We expect to incur restructuring costs of approximately $900,000 in estimated severance and other employee-related expenses associated with the 2024 Cost Reduction Plan. Substantially all cash outlays in connection with the 2024 Cost Reduction Plan are expected to occur in the fourth quarter of fiscal 2024. Implementation of the 2024 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $5.1 million on an annual basis. However, we may not be able to fully realize the cost savings and benefits initially anticipated from the 2024 Cost Reduction Plan, and the expected costs may be greater than expected.
See “Risk Factors—Risks Related to Our Business—We may not successfully execute or achieve the expected benefits of our restructuring initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.”

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule
16a-1(f),
adopted or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” each as defined in Regulation
S-K
Item 408.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.1	Form of the 2024 PRSU Award Agreement under the 2022 Inducement Equity Incentive Plan (Grant 1)

10.2	Form of the 2024 PRSU Award Agreement under the 2022 Inducement Equity Incentive Plan (Grant 2)

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

**

The certification attached as Exhibit 32.1 is deemed “furnished” and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of Intevac, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEVAC, INC.

Date: November 12, 2024
	By:	/s/ NIGEL HUNTON
Nigel Hunton
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 12, 2024

	By:	/s/ CAMERON MCAULAY
Cameron McAulay
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)