Form 10-K
period 2024-12-28
INTEVAC INC
filed 2025-02-14
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
of the Exchange Act). ☐ Yes ☒ No
As of June 28, 2024, the aggregate market value of voting and non-voting
stock held by
non-affiliates
of the registrant was approximately $100,622,368 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq Stock Market for the last trading day prior to that date).
Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 1
4
, 2025, 27,168,081 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K.

INTEVAC, Inc.

Index to the Form 10-K

For the Fiscal Year Ended December 28, 2024

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

With over 30 years of leadership in designing, developing, and manufacturing high-productivity, thin-film processing systems, we have also leveraged our technology and know-how for additional applications, such as developing, manufacturing and selling compact, high-sensitivity digital-optical products for the capture and display of extreme low-light images in our Photonics business and designing, developing and marketing manufacturing equipment to produce protective coatings for the advanced coatings (“ADVC”) market, formerly known as the display cover panel market. In recent years, we have slowly refocused our business on our core capabilities in the HDD industry. For example, in December 2021, we sold our Photonics business, and in December 2024, we shifted away from the ADVC industry and ceased developing and manufacturing our TRIO product.

As a result of the disposition of our Photonics business in December 2021, the results of operations from the Photonics business are reported as “net income from discontinued operations, net of taxes” in the consolidated financial statements in Item 8 of this Annual Report. For more information, see Note 2 “Divestiture and Discontinued Operations” to the consolidated financial statements in Item 8 of this Annual Report.

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

Over the years, HDD media units have been negatively impacted by an overall decline in desktop PC units, the adoption of solid state drives (“SSDs”) in desktops, as well as laptops and other mobile devices, and the transition to centralized storage. Although the HDD industry continues to expect growth in the nearline data storage market segment, the transition to centralized storage combined with the negative growth in PC shipments has previously resulted in lower HDD shipments. However, Intevac continues to believe that long-term demand for hard disks required for high capacity HDDs will increase, driven by growth in demand for digital storage, and increased information technology spending to support the transition to cloud storage. The number of disk manufacturing systems needed to support this growth as well as future technology transitions and improvements is expected to vary from year to year depending on the factors noted above.

For example, recently, a recovery in traditional server demand is providing upside to hard drive and media forecasts. The most significant growth driver remains continued demand strength in cloud storage, driven in part by the rapidly growing Artificial Intelligence (“AI”) industry, leading to industry upside in mass capacity nearline drives, within an increasingly favorable pricing and supply landscape. HDDs continue to demonstrate significant advantages in data centers, with a cost-per-bit advantage of 6 times, and a capital efficiency benefit of 9 times, compared to SSDs.

Intevac also expects that HDD manufacturers will extend their utilization of planar perpendicular media with the introduction of new technologies such as Heat Assisted Magnetic Recording (“HAMR”) and Energy Assisted Magnetic Recording (“EAMR”). Initial shipments of HAMR and EAMR-based HDDs began in 2020. Intevac believes that leading manufacturers of magnetic media that are using Intevac systems will continue to advance these new technologies, which Intevac expects will create a significant market opportunity for Intevac to develop and install the HDD system upgrades that will be required by these new technologies.

With the slowing of HDD media unit demand that occurred beginning in mid-2022, Intevac’s customers elected to accelerate deployment of HAMR system upgrades during this period of lower capacity utilization, and at the same time elected to spread their expected media capacity additions more ratably over a two- to four-year period. Intevac’s HDD revenues through 2028 are expected to consist primarily of HDD upgrades, spares and field service.

The areal density improvements being achieved at this time are the most significant advancements in over a decade, and these have been enabled by our tool upgrades, specifically HAMR. While the HAMR upgrade cycle remains in its early stages, with another three or four years before any significant expected upgrades, we believe the next opportunity for HDD upgrades will be related to writing speed. Accelerating the “writing” speed at which data can be stored is a critical aspect of the HDD technology roadmap as it proceeds toward the objective of a 100-terabyte drive by 2030, and this acceleration can only be achieved with supporting tool upgrades. This new opportunity for our HDD upgrade business provides further strength to our long-term revenue opportunity supporting the HDD industry.

Thin-film Equipment (“TFE”) Products

Intevac’s TFE product portfolio addressing the HDD market is based around common core technologies and competencies. Intevac believes its TFE product portfolio can be extended to support adjacent markets. Based on its history and market and technology leadership in the HDD industry, Intevac offers superior high-productivity vacuum handling of small substrates at the lowest cost of ownership. Lowest cost of ownership includes various advantages such as high target utilization, high throughput, small footprint, double-sided coating, and reduced materials costs.

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

•  Delivered over 180 units in our industry-leading 200 Lean system in 20 years.

Upgrades, spares, consumables and services (non-systems business)	• Upgrades to the installed base to support the continued growth in areal density or reduce the manufacturing cost per disk.

Recent Developments

Agreement and Plan of Merger

On February 13, 2025, Intevac entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Seagate Technology Holdings plc, an Irish public limited company (“Parent”), and Irvine Acquisition Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Purchaser”).

The Merger Agreement provides that, upon the terms and subject to the conditions of the Merger Agreement, as promptly as practicable, Purchaser will commence a tender offer (the “Offer”) to acquire all of Intevac’s issued and outstanding shares of common stock for $4.00 per share, payable in cash at closing, without interest and subject to reduction for any applicable withholding of taxes. Following the consummation of the Offer, Purchaser will merge with and into Intevac, and Intevac will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). If an Offer Termination (as defined below) does not occur, the Merger will be governed by Section 251(h) of the Delaware General Corporation Law (the “DGCL”), with no stockholder vote required to consummate the Merger.

Pursuant to the Merger Agreement, in certain circumstances Purchaser may elect to proceed with the acquisition through a Merger without any Offer, in which case Purchaser will terminate the Offer or allow it to expire (such termination, an “Offer Termination”). In this case, Intevac would be required to file a proxy statement to obtain approval of the Merger by Intevac’s stockholders at a special stockholders meeting held for the purpose of voting upon the adoption of the Merger Agreement, and the Merger would be effected pursuant to Section 251(c) of the DGCL.

In addition, in connection with the closing of the transactions contemplated by the Merger Agreement, the Company will pay a one-time special dividend of $0.052 per share.

The Offer and the Merger, which was unanimously approved by the Company’s Board of Directors, is expected to close in the first half of 2025, subject to customary closing conditions. The completion of the transaction is not subject to a financing condition.

Changes to Business Strategy

In November 2024, the Company announced that it had made a strategic shift away from its TRIO technology to focus on the HDD industry, and in December 2024, the Company officially terminated its TRIO product line and approved a $33 million restructuring program and asset impairment charges related to such termination. The restructuring program includes (i) $1.3 million in severance charges related to reducing the Company’s headcount, (ii) $19.0 million of inventory write-offs and (iii) $12.8 million of fixed assets, intangible assets and facilities impairment charges associated with the exiting of the TRIO product line.

Customer Concentration

Historically, a significant portion of Intevac’s revenue in any particular period has been attributable to sales to a limited number of customers.

The following customer accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2024 and 2023.

	2024	2023
Seagate Technology	91%	92%

We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future.

Foreign sales accounted for 95% of revenue in fiscal 2024 and 91% of revenue in fiscal 2023. The majority of Intevac’s foreign sales are to companies in Asia or to U.S. companies for use in their Asian manufacturing or development operations. Intevac anticipates that foreign sales will continue to be a significant portion of Intevac’s revenues. Intevac’s disk sputtering equipment customers include magnetic disk manufacturers, such as Showa Denko, and vertically integrated HDD manufacturers, such as Seagate Technology and Western Digital Corporation (including its wholly-owned subsidiary HGST). Intevac’s customers’ manufacturing facilities are primarily located in California, China, Taiwan, Japan, Malaysia, Portugal and Singapore.

Competition

The principal competitive factors affecting the markets for Intevac’s products include price, product performance and functionality, ease of integration, customer support and service, reputation and reliability. Intevac has one major competitor, Canon Anelva, in the HDD equipment market and has historically experienced intense worldwide competition for magnetic disk sputtering equipment. Other competitors are Kaufmann and Robinson, Inc., who are known for their technical expertise on ion sources, radio frequency (RF) discharges, and power supplies, and Techleader Tooling, Inc. These competitors generally have substantially greater financial, technical, marketing, manufacturing and other resources as compared to Intevac. Furthermore, any of Intevac’s competitors may develop enhancements to, or future generations of, competitive products that offer superior price or performance features. In addition, new competitors with enhanced products may enter the market that Intevac currently serves.

Marketing and Sales

Sales are made primarily through Intevac’s direct sales force. Intevac also sells its products through distributors in Japan. The selling process for Intevac’s products is multi-level and lengthy, involving individuals from marketing, engineering, operations, customer service and senior management.

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

Research and Development and Intellectual Property

Intevac’s long-term growth strategy requires continued development of new products. Intevac works closely with its customers to design products that meet their planned technical and production requirements. Our product development and engineering organizations are located primarily in the United States and Singapore.

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

Human Capital Resources

General Information About Our Human Capital Resources

As of December 28, 2024, we had 110 employees, including 4 contract employees. Approximately 46% of our employees are located in the United States and 54% are located in Asia. Of our total workforce, 17 employees are involved in research and development; 60 employees are involved in operations, manufacturing, service and quality assurance; and 33 employees are involved in sales, order administration, marketing, finance, information technology, general management and other administrative functions.

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

Turnover

We continually monitor employee turnover rates, both regionally and as a whole, as our success depends upon retaining our highly trained engineering, manufacturing and operating personnel. The average tenure of our employees is 10.4 years in the United States and 10.7 years in Asia.

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

We have various employee incentive plans. Substantially all of our employees participate in bonus plans based on the achievement of profitability and other individual performance goals and objectives.

To foster a stronger sense of ownership and align the interests of employees with our stockholders, we grant equity-based awards, including restricted stock units and performance-based restricted stock units to eligible employees. We also have an employee stock purchase plan, which provides employees with the opportunity to purchase Intevac common stock at a discount through payroll deductions. See Note 4 to the consolidated financial statements in Item 8 of this Annual Report for a description of these plans.

Oversight and Management

In accordance with its charter, our Human Capital Committee periodically reviews our employee programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and strategies.

Executive Officers of Intevac

Certain information about our executive officers and other key officers as of February 14, 2025 is listed below:

Name	Age	Position
Executive Officers:
Nigel D. Hunton	62	President and Chief Executive Officer
Cameron McAulay	49	Chief Financial Officer, Secretary and Treasurer
John Dickinson	57	Vice President of Operations
Other Key Officers:
Eva Valencia	61	Vice President of Sales
Shannon Fogle	50	Vice President of Human Resources and Information Technology

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

Mr. McAulay joined Intevac as Chief Financial Officer in July 2024. Mr. McAulay previously served as Chief Financial Officer of Transphorm, Inc., a semiconductor company and manufacturer of transistors, from November 2015 to July 2024. From December 2012 to October 2015, he serviced as finance director of KLA Corporation, a provider of advanced process control and process-enabling solutions for manufacturing wafers and reticles, integrated circuits, packaging and printed circuit boards. From September 2011 to November 2012, he served as Finance Director, Microcontrollers and Touch Finance Groups at Atmel Corporation, a semiconductor manufacturer. From 2004 to 2011 he served in various roles including audit, group and division controller at National Semiconductor Corporation, a semiconductor manufacturer. Mr. McAulay earned his BS in Math, Statistics and Accountancy, with honors, from the University of Strathclyde in Glasgow, Scotland.

Mr. Dickinson joined Intevac as Vice President of Operations in August 2022. Mr. Dickinson previously served as Director, Mechanical Engineer within the ICAPS group (encompassing chips for IoT, communications, automotive, power, and sensors) of Applied Materials, Inc. from April 2021 to August 2022. From January 2018 to April 2021, Mr. Dickinson served as Managing Director of the Livermore Business Unit of Ferrotec USA, a leading global supplier of advanced materials, components, and precision system solutions used in a broad array of end products, manufacturing systems, and industries. From 2012 until April 2018, Mr. Dickinson served as Applications Engineering Director, Distinguished Member of the Technical Staff at Applied Materials, Inc. From 1995 to 2012, Mr. Dickinson held various management and engineering roles at the Edwards Group, a leading developer and manufacturer of sophisticated vacuum products, abatement solutions and related value-added services. Mr. Dickinson holds a MS in Mechanical Engineering and Materials from the University of London.

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

Ms. Fogle joined Intevac as Vice President of Global Human Resources and Information Technology in March 2024. Ms. Fogle most recently served as Vice President of Global Human Resources at Ensurge Micropower, Inc., a public Norwegian company manufacturing solid-state lithium microbatteries from January 2014 to March 2024. From 2007 to 2014, Ms. Fogle led the human resources functions at Kovio, a privately held Silicon Valley technology company focused on NFC (Near-Field Communication) products. Prior to Kovio, Ms. Fogle worked in various Operations roles at Spansion and Advanced Micro Devices. Ms. Fogle holds a BS in Business Management from San Jose State University and is certified by the Society of Human Resource Management.

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

Intevac’s trademarks include the following: “200 Lean”.

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

Risks Related to the Merger

The announcement and pendency of the Transaction may have an adverse effect on our business and results of operations, and our failure to complete the Transaction could have an adverse effect on our business, financial condition, results of operations, and stock price.

On February 13, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Seagate Technology Holdings plc, an Irish public limited company (“Parent”), and Irvine Acquisition Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Purchaser”). The Merger Agreement provides that Purchaser will commence a tender offer (the “Offer”) to acquire all of our issued and outstanding shares of common stock for $4.00 per share, payable in cash at closing, without interest and subject to reduction for any applicable withholding of taxes. Following the consummation of the Offer, Purchaser will be merged with and into us (the “Merger”), and we will continue as the surviving corporation and a wholly owned subsidiary of Parent. We currently expect the Offer and the Merger (which we refer to collectively as the “Transaction”) to be completed in the first half of 2025.

Completion of the Transaction is subject to customary closing conditions set forth in the Merger Agreement, including, among other things: (1) that a sufficient number of shares of our common stock are tendered into the Offer; (2) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary thresholds and exceptions; (3) our compliance with, and performance of, in all material respects our covenants and agreements contained in the Merger Agreement; (4) the absence of a Material Adverse Effect (as defined in the Merger Agreement); and (5) other customary conditions set forth in Annex I to the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Transaction will be completed on the proposed terms, within the expected timeframe, or at all.

The Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	an insufficient number of shares of our common stock being tendered into the Offer;

•	potential future stockholder litigation and other legal and regulatory proceedings, which could prevent, materially restrain, or materially impair the consummation of the Transaction; and

•	the failure to satisfy the other conditions to the completion of the Transaction.

If the Transaction does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:

•

to the extent that the current market price of our stock reflects an assumption that the Transaction will be completed, the market price of our common stock could decrease if the Transaction is not completed;

•

investor confidence in us could decline; stockholder litigation could be brought against us; our relationships with existing and prospective customers, service providers, investors, lenders, and other business partners may be adversely impacted; we may be unable to retain key personnel; and our results of operations may be adversely impacted due to costs incurred in connection with the Transaction;

•

any disruptions to our business resulting from the announcement and pendency of the Transaction, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Transaction is not consummated or is significantly delayed;

•	the risks related to the diversion of attention of our management or employees from ongoing operations during the pendency of the Transaction; and

•	the requirement that we pay Parent a termination fee in connection with the termination of the Merger Agreement under certain circumstances.

There can be no assurance that our business, relationships with other parties, liquidity, or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Transaction, if the Transaction is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Transaction, including:

•

the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•	receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and

•	if the Transaction is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Transaction is pending, we are subject to business uncertainties and contractual restrictions that could harm our business, financial condition, and results of operations.

During the period prior to the closing of the Transaction and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business, financial condition, and results of operations, including:

•	potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;

•	difficulties maintaining existing and/or establishing business relationships, including business relationships with significant customers and partners;

•	the possibility of disruption to our business and operations resulting from the announcement and pendency of the Transaction, including diversion of management attention and resources;

•

the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Transaction;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Transaction, and other restrictions on our ability to conduct our business;

•	our inability to freely issue securities, incur certain indebtedness, or make certain material capital expenditures without Parent’s approval;

•	our inability to solicit other acquisition proposals during the pendency of the Offer;

•

the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Transaction, including but not limited to the cost of any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and

•	other developments beyond our control, including, but not limited to, changes in global economic conditions that may affect the timing or success of the Transaction.

If any of these effects were to occur, it could adversely impact our business, cash flow, financial condition, or results of operations, as well as the market price of our common stock and our perceived value, regardless of whether the Transaction is completed.

Litigation may arise in connection with the Transaction, which could be costly, prevent consummation of the Transaction, divert management’s attention, and otherwise harm our business, financial condition, and results of operations.

Regardless of the outcome of any future litigation related to the Transaction, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Transaction may adversely affect our business, results of operations, prospects, and financial condition. If the Transaction is not consummated for any reason, litigation may be filed in connection with the failure to consummate the Transaction. Any litigation related to the Transaction may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and business partners, or otherwise harm our operations and financial performance.

In connection with the Transaction, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company following the completion of the Transaction.

In connection with the Transaction, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company following the completion of the Transaction. Losses of officers or employees could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Transaction for any reason. We may also experience challenges in hiring new employees during the pendency of the Transaction, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations.

Risks Related to Our Business

The industries we serve are cyclical, volatile and unpredictable.

A significant portion of our revenue is derived from the sale of equipment used to manufacture commodity technology products such as disk drives and cell phones. This subjects us to business cycles, the timing, length and volatility of which can be difficult to predict. When demand for commodity technology products exceeds production capacity, then demand for new capital equipment such as ours tends to be amplified. Conversely, when supply of commodity technology products exceeds demand, then demand for new capital equipment such as ours tends to be depressed. We cannot predict with any certainty when these cycles will begin or end. For example, our sales of systems for magnetic disk production increased in 2016 as a customer began upgrading the technology level of its manufacturing capacity. Sales of systems and upgrades for magnetic disk production in 2017 and 2018 were higher than in 2016 as this customer’s technology upgrade continued. However, sales of systems and upgrades for magnetic disk production in each year thereafter were down from the levels in 2018 as this customer took delivery of fewer or no (in the case of years 2021, 2022 and 2024) systems. In 2023, this customer cancelled orders for ten 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and we recorded a backlog reduction of $66.0 million. Excluding the impact of the $15.8 million cancellation fees recognized in fiscal 2024, we expect sales of systems and upgrades for magnetic disk production in 2025 will be higher than the levels in 2024.

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

We must effectively manage our resources and production capacity to meet rapidly changing demand. Our business experiences rapid growth and contraction, which stresses our infrastructure, internal systems and managerial resources, particularly since we are currently solely focused on our HDD business. During periods of increasing demand for our products, we must have sufficient manufacturing capacity and inventory to meet customer demand; attract, retain and motivate a sufficient number of qualified individuals; and effectively manage our supply chain. During periods of decreasing demand for our products, we must be able to align our cost structure with prevailing market conditions; motivate and retain key employees; and effectively manage our supply chain.

We are exposed to risks associated with a highly concentrated customer base.

Historically, a significant portion of our revenue in any particular period has been attributable to sales of our disk sputtering systems to a limited number of customers. We expect that sales of our products to relatively few customers will continue to account for a high percentage of our revenues in the foreseeable future. This concentration of customers, when combined with changes in the customers’ specific capacity plans and market share shifts, or change in demand for any reason, can lead to extreme variability in our revenue and financial results from period to period. The concentration of our customer base may also enable our customers to demand pricing and other terms unfavorable to Intevac, which could negatively affect our gross margin and profitability, and makes us more vulnerable to changes in demand by or issues with a given customer. The loss of one or more of these large customers, or delays in purchasing by any of them, for any reason, would have a material and adverse effect on our revenues.

Sales of our equipment are primarily dependent on our customers’ upgrade and capacity expansion plans and whether our customers select our equipment.

We have no control over our 200 Lean HDD customers’ upgrade and capacity expansion plans, and we cannot be sure they will select, or continue to select, our equipment, as opposed to our competitors’ equipment or their own internal solutions, when they upgrade or expand their capacity. The sales cycle for our equipment systems can be a year or longer, involving individuals from many different areas of Intevac and numerous product presentations and demonstrations for our prospective customers. Our sales process also commonly includes production of samples and customization of our products. We do not typically enter into long-term contracts with our customers, and until an order is actually submitted by a customer there is no binding commitment to purchase our systems. In some cases, orders are also subject to customer acceptance or other criteria even in the case of a binding agreement.

As of December 28, 2024, our total backlog was $42.6 million, which was primarily attributable to two customers. Our backlog includes orders under contracts that can extend for several years. Our backlog can be significantly affected by the timing of large orders. We may not realize all of the revenue included in our total backlog in the future. For example, in fiscal 2023, we removed $66.0 million from backlog upon receiving notices from a customer of the cancellation of orders for ten 200 Lean HDD systems due to the customer postponing previously planned media capacity additions. There can also be no assurance that our backlog will result in revenue in any particular period because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, many of which are beyond our control. If our customers terminate, reduce or defer orders, we may be protected from certain costs and losses, but our sales will nevertheless be adversely affected, and we may not generate the revenue we expect.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers before orders are placed by our customers. Factors that could affect our ability to accurately forecast demand for our products include: (1) an increase or decrease in customer demand for our products, for any reason; (2) a failure to accurately forecast consumer acceptance for our new products; (3) product introductions or enhancements to existing products by competitors; (4) unanticipated changes in general market conditions or other factors (for example, because of effects on inventory supply and consumer demand caused by high inflation rates or other adverse macroeconomic conditions); (5) the uncertainties and logistical challenges that accompany operations on a global scale; and (6) terrorism or acts of war, or the threat thereof, political or labor instability or unrest, or public health crises.

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

During the fourth quarter of fiscal 2024, we initiated a cost reduction plan (the “2024 Cost Reduction Plan”), which includes severance and asset impairments related to a strategic shift and product line reassessment to terminate our TRIO product line. These measures are intended to address the short-term health of our business as well as our long-term objectives and are based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we intend to take under our cost reduction initiatives and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Additionally, implementation of these and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our cost reduction initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. These cost reduction initiatives have required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business.

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

We have invested heavily, and continue to invest, in the development of new products, such as our 200 Lean HDD. Our development efforts have included, and may in the future include, entry into joint development and evaluation arrangements with our customers. These arrangements may include lengthy product qualification or evaluation processes and may not be successful or result in future product sales. For example, in November 2024, we announced that we stopped development on our TRIO business after the TRIO failed to achieve required specifications and did not result in a customer sale. Our success in developing and selling new products depends upon a variety of factors, including our ability to: (1) predict future customer requirements; (2) make technological advances; (3) achieve a low total cost of ownership for our products; (4) introduce new products on schedule; (5) manufacture products cost-effectively including transitioning production to volume manufacturing; (6) commercialize and attain customer acceptance of our products; and (7) achieve acceptable and reliable performance of our new products in the field. Our new product decisions and development commitments must anticipate continuously evolving industry requirements significantly in advance of sales. Failure to correctly assess the size of the market, successfully develop products on a timely basis, successfully develop cost effective products to address the market, or establish effective sales and support of new products would have a material adverse effect on future revenues and profits. In addition, if we invest in products for which the market does not develop as anticipated, we may incur significant charges related to such investments.

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

The success of our business depends upon the integrity of our intellectual property rights, and we cannot ensure that: (1) any of our pending or future patent applications will be allowed or that any of the allowed applications will be issued as patents or will issue with claims of the scope we sought; (2) any of our patents will not be invalidated, deemed unenforceable, circumvented or challenged; (3) the rights granted under our patents will provide competitive advantages to us; (4) other parties, including customers or competitors, will not develop similar products, duplicate our products or design around our patents; or (5) our patent rights, intellectual property laws or our agreements will adequately protect our intellectual property or competitive position.

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

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or otherwise hazardous substances, chemicals, materials or waste. If we fail to comply with current or future regulations, such failure could result in suspension of our operations, alteration of our manufacturing process, remediation costs or substantial civil penalties or criminal fines against us or our officers, directors, or employees. Additionally, these regulations could require us to acquire expensive remediation or abatement equipment and incur substantial expenses to comply with them.

In addition, climate change legislation is a significant topic of recent discussion and has generated and may continue to generate federal, international, or other regulatory responses in the near future. If we or our suppliers, customers or partners fail to timely comply with applicable legislation, certain customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, or incur legal liability and reputational damage, which could harm our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management must perform evaluations of our internal control over financial reporting. Although our assessment, testing, and evaluation resulted in our conclusion that as of December 28, 2024, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. Ongoing compliance with this requirement is complex, costly and time-consuming. If we fail to maintain effective internal control over financial reporting, then we could be subject to restatement of previously reported financial results, regulatory sanctions and a decline in the public’s perception of Intevac, which could have a material and adverse effect on our business, financial condition and results of operations.

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
We conduct periodic risk assessments to identify c
y
bersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we re-design,
implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.
We engage a third-party outsourced security operations center in connection with our risk assess ment
processes. This service provider performs daily monitoring and testing of our safeguards for intrusion and vulnerabilities. We require this third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect Intevac.
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
has primary responsibility for oversight of information security risks, including fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks, and provides regular updates to the Board of Directors on such matters. The Audit Committee receives regular reports from our Director of Information Technology on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Information security risk is a significant oversight focus area for the Audit Committee, as well as the entire Board of Directors. Over the course of fiscal year 2024, the Audit Committee received four separate cybersecurity briefings from our Director of Information Technology.
Our Vice President of Global Human Resources and Information Technology and our management committee o
n
cybersecurity, which includes our CEO, CFO, and VP of Operations, are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Director of Information Technology, who leads a team responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture and processes, has extensive experience and background in information technology, platform software, cloud computing, cybersecurity, enterprise strategy, risk management, and large complex system development, delivery, and deployment. Additionally, our Vice President of Global Human Resources and Information Technology chairs our Cybersecurity Incident
Response
Team, which is responsible for prevention, identification, containment, eradication and remediation of cybersecurity incidents. While we have not experienced a material
information security (cybersecurity) incident, we maintain an information security (cybersecurity) risk insurance policy as a matter of good practice.

2
0

Item 2.	Properties

Intevac maintains its corporate headquarters in Santa Clara, California. The location, approximate size and type of facility of the principal properties are listed below. Intevac leases all of its properties and does not own any real estate.

Location	Square Footage		Principal Use
Santa Clara, California	75,376	*	Corporate Headquarters; Marketing, Manufacturing, Engineering and Customer Support
Singapore	31,947		Manufacturing and Customer Support
Malaysia	1,291		Customer Support
Shenzhen, China	2,568		Customer Support

Intevac considers these properties adequate to meet its current and future requirements. Intevac regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

*

In December 2024, as part of our restructuring program, we ceased use of and abandoned 51,000 square feet (67.7%) of our 75,376 square foot Santa Clara campus that was designated specifically for the TRIO product line manufacturing and development.

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

Market Information

Intevac common stock is traded on The Nasdaq Stock Market (NASDAQ Global Select) under the symbol “IVAC.” As of February 14, 2025, there were 68 holders of record. This figure does not reflect the beneficial ownership of shares held in street name.

Recent Sales of Unregistered Securities

None.

Dividend Policy

On December 12, 2024, Intevac announced that its Board of Directors has adopted a dividend policy and intends to commence quarterly dividends of $0.05 per share to be paid beginning in the first quarter of 2025. These quarterly dividends are subject to approval by the Board of Directors at the customary times that those dividends are declared.

Issuer Purchases of Equity Securities

On November 21, 2013, Intevac announced that its Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases, with no expiration date. On August 15, 2018, Intevac announced that its Board of Directors approved a $10.0 million increase to the original stock repurchase program for an aggregate authorized amount of $40.0 million. Our last repurchase under this authorization occurred during the first quarter of fiscal 2020. At December 28, 2024, $10.4 million remains available for future stock repurchases under the repurchase program.

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

Recent Developments

On February 13, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Seagate Technology Holdings plc, an Irish public limited company (“Parent”), and Irvine Acquisition Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Purchaser”). The Merger Agreement provides that Purchaser will commence a tender offer (the “Offer”) to acquire all of our issued and outstanding shares of common stock for $4.00 per share, payable in cash at closing, without interest and subject to reduction for any applicable withholding of taxes. Following the consummation of the Offer, Purchaser will be merged with and into us (the “Merger”), and we will continue as the surviving corporation and a wholly owned subsidiary of Parent. We currently expect the Offer and the Merger to be completed in the first half of 2025.

In addition, in connection with the closing of the transactions contemplated by the Merger Agreement, we will pay a one-time special dividend of $0.052 per share.

Overview

Intevac is a leading provider of thin-film processing technology and manufacturing platforms for high-volume manufacturing environments. With over 30 years of leadership in designing, developing, and manufacturing high-productivity, thin-film processing systems, the Company leverages its technology and know-how to provide process manufacturing equipment solutions to the hard disk drive (“HDD”) market. Intevac’s customers include HDD manufacturers. Intevac operates in a single segment: Thin-film Equipment (“TFE”). Product development and manufacturing activities occur in North America and Asia. Intevac also has field offices in Asia to support its customers. Intevac’s products are highly technical and are sold primarily through Intevac’s direct sales force.

Intevac’s results of operations are driven by a number of factors including worldwide demand for HDDs. Demand for HDDs depends on the growth in digital data creation and storage, the rate of areal density improvements, and the end-user demand for PCs, enterprise data storage, nearline “cloud” applications, video players and video game consoles that include such drives. Intevac’s equipment business is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for HDDs, as well as other factors such as global economic conditions and technological advances in fabrication processes.

In recent years, we have refocused our business on our core capabilities in the HDD industry. For example, in December 2021, we sold our Photonics business, and in December 2024, we shifted away from the ADVC industry and ceased developing and manufacturing our TRIO product. As a result of the disposition of our Photonics business, the results of operations from the Photonics reporting segment are reported as “Income from discontinued operations, net of taxes” in the consolidated financial statements in Item 8 of this Annual Report.

The following table presents certain significant measurements for fiscal year 2024 and 2023:

Fiscal Year	2024	2023	Change 2024 vs. 2023
	(In thousands, except percentages and per share amounts)
Net revenues	$63,978	$52,665	$11,313
Gross profit	$2,528	$20,226	$(17,698)
Gross margin percent	4.0%	38.4%	(34.4) points
Operating loss	$(43,245)	$(13,244)	$(30,001)
Net loss from continuing operations	$(40,894)	$(12,610)	$(28,284)
Income from discontinued operations, net of tax	$1,095	$420	$675
Net loss	$(39,799)	$(12,190)	$(27,609)
Net loss per basic and diluted share	$(1.49)	$(0.47)	$(1.02)

Fiscal 2023 financial results reflected a challenging environment. We recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system in fiscal 2023. Gross margins in fiscal 2023 reflected higher inventory obsolescence charges, severance costs, the lower-margin contributions from the 200 Lean HDD system and the refurbished 200 Lean HDD system and lower factory utilization. Inventory obsolescence charges during fiscal 2023 included $1.7 million in expenditures primarily related to certain TRIO inventory that become obsolete resulting from engineering change orders to the product. The cost of employee severance associated with our restructuring program implemented in fiscal 2023 (the “2023 Cost Reduction Plan”) of $2.0 million was offset in part by $462,000 of stock-based compensation forfeitures related to the employees affected by the reduction in workforce. During fiscal 2023, we did not recognize an income tax benefit on our U.S. net operating loss.

Fiscal 2024 financial results reflected a continued challenging environment. Fiscal 2024 net revenues increased compared to fiscal 2023 primarily due to the $15.8 million of cancellation fees, as well as higher spare parts and field service sales, offset in part by lower systems sales and lower upgrade sales. We did not recognize revenue on any system sales in fiscal 2024. Lower gross margin in fiscal 2024 versus fiscal 2023 reflected higher inventory obsolescence charges and lower-margin contribution from the cancellation fee. Excess and obsolete inventory charges of $22.1 million in fiscal 2024 include a $19.0 million write-off of the TRIO inventory in the fourth quarter as part of the 2024 Cost Reduction Plan and previous write downs of $2.9 million earlier in the year related to a TRIO tool that underwent an evaluation at a customer facility to its estimated net realizable value. As part of the 2024 Cost Reduction Plan the Company recognized $1.3 million of severance payments and $12.8 million of fixed assets, intangible assets and facilities impairment charges. Severance charges were partially offset by $603,000 of stock-based compensation forfeitures related to the employees affected by the reduction in workforce. In addition, during the fourth quarter of fiscal 2024, management assessed that it was no longer probable that the performance conditions for the performance-based restricted stock units (“PRSU awards”) granted in 2023 and 2024 would be achieved, which resulted in no stock compensation recognized on the 2024 PRSU awards and a reversal of $341,000 on previously recognized stock compensation expense on the 2023 PRSU awards. During fiscal 2024, we amended certain payroll tax filings and applied for a refund of $2.4 million in Employee Retention Credit (“ERC”) benefits. The refund is recorded as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our consolidated statements of operations for fiscal 2024. The Company reported a larger net loss during fiscal 2024, compared to fiscal 2023, due to inventory write-downs, the asset impairment and restructuring charges and higher income taxes, offset in part by higher revenues, higher investment income, and the ERC benefits and lower research and development (“R&D”) and selling, general and administrative expenses. During fiscal 2024, we did not recognize an income tax benefit on our U.S. net operating loss.

We expect to be profitable in fiscal 2025 as a result of improved margins and savings from the 2024 Cost Reduction Plan. Our results of operations and growth prospects could be impacted by macroeconomic conditions such as a global economic slowdown, global economic instability and political conflicts, wars, and public health crises. In addition, rising inflation and interest rates may impact demand for our products and services and our cost to provide products and services.

Results of Operations

Net revenues

	2024	2023	Change 2024 vs. 2023
	(In thousands)
Total net revenues	$63,978	$52,665	$11,313

Net revenues consist primarily of sales of equipment used to manufacture thin-film disks and related equipment.

The increase in revenues in fiscal 2024 versus fiscal 2023 was due primarily to the recognition of $15.8 million of cancellation fees, higher spare parts sales and higher field service sales, offset in part by lower sales of systems and lower sales of technology upgrades. In fiscal 2024, we did not recognize revenue for the sale of any systems. In fiscal 2023, we recognized revenue on one 200 Lean HDD system and one refurbished 200 Lean HDD system, technology upgrades, service, and spare parts. Revenue in fiscal 2024 includes $15.8 million of cancellation fees, recognized when the Company applied $15.8 million of billings against customer advances in connection with the customer accepting ownership of certain inventory on-hand and reimbursing us for supplier cancellation and inventory management costs incurred associated with a cancelled order for eight 200 Lean HDD systems in May 2023. Revenue in fiscal 2023 includes $444,000 of cancellation fees, recognized when we applied $444,000 of billings against customer advances in connection with inventory scrapped at the customer’s direction associated with a cancelled order.

Backlog

	December 28, 2024	December 30, 2023
	(In thousands)
Total backlog	$42,583	$42,415

Backlog at December 28, 2024 and at December 30, 2023 did not include any 200 Lean HDD systems. In May 2023, a customer cancelled an order for eight 200 Lean HDD systems, and we recorded a backlog reduction of $54.6 million. In December 2023, a customer cancelled an order for two 200 Lean HDD systems, and we recorded a backlog reduction of $11.4 million. On December 28, 2024, we had $42.6 million of backlog and expect to recognize as revenue: 99.5% in 2025 and 0.5% in 2026. However, our customers may cancel their contracts with us prior to contract completion. In the case of a termination for convenience, we would not receive anticipated future revenues, but would generally be permitted to recover all or a portion of our incurred costs and fees for work performed.

Significant portions of Intevac’s revenues in any particular period have been attributable to sales to a limited number of customers. The following customer accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2024 and 2023.

	2024	2023
Seagate Technology	91%	92%

Revenue by geographic region

	2024	2023
	(In thousands)
United States	$3,279	$4,499
Asia	60,699	48,058
Europe	—	108

Total net revenues	$63,978	$52,665

International sales include products shipped to overseas operations of U.S. companies. The decrease in sales to the U.S. region in fiscal 2024 versus fiscal 2023 reflected lower HDD upgrade sales, lower spare parts sales and lower field service sales. The increase in sales to the Asia region in fiscal 2024 versus fiscal 2023 reflected the recognition of $15.8 million of cancellation fees and higher spare parts sales and higher field service sales, offset in part by lower HDD systems sales and lower HDD upgrade sales. Sales to the Asia region in fiscal 2024 did not include any systems. Sales to the Asia region in fiscal 2023 included one 200 Lean HDD system and one refurbished 200 Lean HDD system.

Gross margin

	Fiscal Year		Change 2024 vs. 2023
	2024	2023
	(In thousands, except percentages)
Total gross profit	$2,528	$20,226	$(17,698)
% of net revenues	4.0%	38.4%

Cost of net revenues consists primarily of purchased materials and also includes assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, provisions for inventory reserves and scrap.

Gross margin was 4.0% in fiscal 2024 compared to 38.4% in fiscal 2023. The decrease in the gross margin percentage for fiscal 2024 compared to fiscal 2023 was due primarily to higher inventory obsolescence charges and the lower-margin contribution from the cancellation fee. Excess and obsolete inventory charges of $22.1 million in fiscal 2024 include a $19.0 million write-off of the TRIO inventory in the fourth quarter as part of the 2024 Cost Reduction Plan and previous write downs of $2.9 million earlier in the year related to a TRIO tool that underwent an evaluation at a customer facility to its estimated net realizable value. Excess and obsolete inventory charges during fiscal 2023 included $1.7 million in expenditures primarily related to certain TRIO inventory that became obsolete resulting from engineering change orders to the product. Gross margin during fiscal 2023 reflected the lower-margin contributions from the sale of the 200 Lean HDD system and the refurbished 200 Lean HDD system. Gross margins will continue to vary depending on a number of factors, including product mix, product cost, system configuration and pricing, factory utilization, and provisions for excess and obsolete inventory.

Research and development

	Fiscal Year		Change 2024 vs. 2023
	2024	2023
	(In thousands)
Research and development expense	$14,768	$15,125	$(357)

R&D expense consists primarily of salaries and related costs of employees engaged in, and prototype materials used in research, design and development activities for TRIO equipment and HDD sputtering equipment.

R&D spending in fiscal 2024 decreased compared to fiscal 2023 due to lower spending on our TRIO platform, offset in part by higher spending on HDD R&D programs. Included in R&D expense in fiscal 2024 is $801,000 in severance charges related to the 2024 Cost Reduction Program.

Selling, general and administrative

	Fiscal Year		Change 2024 vs. 2023
	2024	2023
	(In thousands)
Selling, general and administrative expense	$18,223	$18,345	$(122)

Selling, general and administrative expense consists primarily of selling, marketing, customer support, financial and management costs. All domestic sales and the majority of international sales of HDD sputtering products in Asia are made through Intevac’s direct sales force. Intevac has offices in Singapore, Malaysia and China to support Intevac’s customers in Asia.

Selling, general and administrative expenses decreased in fiscal 2024 over the amount spent in fiscal 2023 as lower stock-based compensation expenses and lower consulting fees were offset in part by higher variable compensation expenses, higher legal fees, higher rent, higher marketing expenses, and higher travel expenses. During the fourth quarter of fiscal 2024, management assessed that it was no longer probable that the performance conditions for the 2023 and 2024 PRSU awards would be achieved, which resulted in no stock compensation recognized on the 2024 PRSU awards and a reversal of $272,000 on previously recognized stock compensation expense on the 2023 PRSU awards. Selling, general and administrative expense in fiscal 2024 included $630,000 in charges to support a TRIO system that underwent an evaluation at a leading display cover glass manufacturer. Selling, general and administrative in fiscal 2024 included severance charges of $361,000 associated with the 2024 Cost Reduction Plan. Selling, general and administrative in fiscal 2023 included severance charges of $1.3 million associated with the 2023 Cost Reduction Plan.

Cost reduction plans

During the fourth quarter of fiscal 2024, Intevac initiated the 2024 Cost Reduction Plan, which includes severance and asset impairments related to a strategic shift and product line reassessment to exit its TRIO product line. As part of the 2024

Cost Reduction Plan, Intevac initiated a reduction in force during the fourth quarter of fiscal 2024, which was intended to reduce expenses by reducing our workforce by 24 percent, including employees and contractors. Intevac incurred restructuring costs of $1.3 million in severance. Implementation of the workforce reduction is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $6.8 million on an annual basis. However, we may not be able to fully realize the cost savings and benefits initially anticipated from the workforce reduction. Substantially all cash outlays in connection with the workforce reduction are expected to be completed in the first quarter of fiscal 2025. The cost of implementing the workforce reduction are reported under cost of net revenues ($124,000) and operating expenses ($361,000 in selling, general and administrative expense and $801,000 in R&D expense) in the consolidated statements of operations. Additionally, as part of the workforce reduction, the Company incurred a benefit of $603,000 related to stock-based compensation forfeitures related to the employees affected by the reduction in workforce.

In addition to the severance costs mentioned above, we recognized $19 million in inventory write-offs and recorded $12.8 million of fixed assets, intangible assets and facilities asset impairment and restructuring charges associated with the 2024 Cost Reduction Plan for fiscal 2024. The asset impairment and restructuring charges are included in selling, general, and administrative expenses in our statements of operations.

During the third quarter of fiscal 2023, Intevac substantially completed implementation of the 2023 Cost Reduction Plan, which was intended to reduce expenses by reducing our workforce by 23 percent, including employees and contractors. Intevac incurred restructuring costs of $2.0 million in severance, $2,000 in stock-based compensation associated with the modification of certain stock-based awards and other employee-related expenses associated with the 2023 Cost Reduction Plan. Additionally, as part of the 2023 Cost Reduction Plan the Company incurred a benefit of $462,000 related to the stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Substantially all cash outlays in connection with the 2023 Cost Reduction Plan occurred in the third quarter of fiscal 2023. The cost of implementing the 2023 Cost Reduction Plan was reported under cost of net revenues ($490,000) and operating expenses ($1.3 million in selling, general and administrative expense and $117,000 in R&D expense) in the consolidated statements of operations. Implementation of the 2023 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $4.6 million on an annual basis.

Interest income and other income (expense), net

	Fiscal Year		Change 2024 vs. 2023
	2024	2023
	(In thousands)
Interest income and other income (expense), net	$4,375	$2,456	$1,919

Interest income and other income (expense), net in fiscal 2024, included $2.8 million of interest income on investments, various other income of $1.5 million and $57,000 of foreign currency gains. Interest income and other income (expense), net in fiscal 2023 included $2.5 million of interest income on investments and other income of $113,000, offset in part by $165,000 of foreign currency losses. The increase in interest income in 2024 over 2023 reflected higher interest rates on Intevac’s investments and higher invested balances. During fiscal 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund of $2.4 million in ERC benefits. The refund is recorded as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our consolidated statements of operations for fiscal 2024.

Provision for income taxes

	Fiscal Year		Change 2024 vs. 2023
	2024	2023
	(In thousands)
Provision for income taxes	$2,024	$1,822	$202

Intevac’s effective tax rate from continuing operations was (5.2%) for fiscal 2024 and (16.9%) for fiscal 2023, and we recorded income tax expense of $2.0 million in fiscal 2024 and $1.8 million in fiscal 2023. The income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Intevac’s effective tax rate differs from the U.S. statutory rate in both fiscal 2024 and fiscal 2023 primarily due to the Company not recognizing an income tax benefit on the domestic loss.

We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, and our ability to project such income. We maintain a full valuation allowance for our U.S. deferred tax assets due to uncertainty regarding their realization as of December 28, 2024.

Discontinued Operations

	Fiscal Year		Change 2024 vs. 2023
	2024	2023
	(In thousands)
Income from discontinued operations, net of tax	$1,095	$420	$675

Income from discontinued operations consists primarily of the results of operations of the Photonics business which we sold to EOTECH, LLC (“EOTECH”) on December 30, 2021. The income from discontinued operations in fiscal 2024 increased to a net income of $1.1 million in fiscal 2024 as compared to a net income of $420,000 in fiscal 2023. Income from discontinued operations for fiscal 2024 is comprised of $933,000 in ERC benefits and the $162,000 reversal of certain charges associated with the completion of a lease subsidy in March 2024. Income from discontinued operations for fiscal 2023 is comprised primarily of a stock-based compensation forfeiture benefit related to the termination of certain employees upon the completion of the assignment and novation of all government contracts to EOTECH in the first quarter of fiscal 2023 and accretion on the lease liability that was assigned to EOTECH.

Liquidity and Capital Resources

At December 28, 2024, Intevac had $79.1 million in cash, cash equivalents, restricted cash and investments compared to $72.2 million at December 30, 2023. During fiscal 2024, cash, cash equivalents, restricted cash and investments increased by $6.9 million due primarily to cash provided by operating activities and from the sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans, offset in part by cash used by purchases of fixed assets, and tax payments related to the net share settlement of restricted stock units.

Cash, cash equivalents, restricted cash and investments consist of the following:

	December 28, 2024	December 30, 2023
	(In thousands)
Cash and cash equivalents	$45,111	$51,441
Restricted cash	700	700
Short-term investments	22,096	17,405
Long-term investments	11,222	2,687

Total cash, cash-equivalents, restricted cash and investments	$79,129	$72,233

Cash generated by operating activities totaled $7.9 million in fiscal 2024 compared to cash used by operating activities of $35.1 million in fiscal 2023. Higher operating cash flow in fiscal 2024 was a result cash generated from working capital.

Accounts receivable totaled $11.2 million at December 28, 2024 and $18.6 million at December 30, 2023. The number of days outstanding for Intevac’s accounts receivable was 67 at December 28, 2024 compared to 128 at December 30, 2023. Accounts receivable at December 28, 2024 includes the $2.4 million claim for ERC benefits. Net inventories totaled $12.3 million at December 28, 2024 compared to $43.8 million at December 30, 2023. Inventory turns were 0.8 in fiscal 2024 and 0.5 in fiscal 2023. Accounts payable decreased to $3.5 million at December 28, 2024 compared to $5.8 million at December 30, 2023 primarily related to decreased purchases of inventory in the second half of fiscal 2024. Other accrued liabilities were $2.8 million at December 28, 2024 and $1.8 million at December 30, 2023. Accrued payroll and related liabilities increased to $4.5 million at December 28, 2024 compared to $3.5 million at December 30, 2023 as a result of higher variable compensation accruals. Customer advances decreased from $21.9 million at December 30, 2023 to $12.7 million at December 28, 2024 primarily as a result of settlement of the 8 HDD systems, cancellation and recognition of revenue, offset in part by the recognition of new orders. Customer advances for orders with deliveries beyond one year are included in long term liabilities. Customer advances included in accounts receivable were $2.1 million at December 28, 2024.

Investing activities used cash of $14.7 million in fiscal 2024 and generated cash of $18.3 million in fiscal 2023. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $12.4 million in fiscal 2024. Proceeds from sales and maturities of investments, net of purchases totaled $23.6 million in fiscal 2023 as the Company liquidated investments from its investment portfolio to fund operating costs and inventory purchases. Capital expenditures were $2.3 million in fiscal 2024 and $5.4 million in fiscal 2023.

Financing activities generated cash of $432,000 in fiscal 2024 and used cash of $624,000 in fiscal 2023. The sale of Intevac common stock to Intevac’s employees through Intevac’s employee benefit plans provided $964,000 in fiscal 2024 and $1.4 million in fiscal 2023. Tax payments related to the net share settlement of restricted stock units were $532,000 in fiscal 2024 and $1.7 million in fiscal 2023.

On December 12, 2024, we announced that our Board of Directors adopted a dividend policy and intends to commence quarterly dividends of $0.05 per share to be paid beginning in the first quarter of 2025.

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

As of December 28, 2024, approximately $27.2 million of cash and cash equivalents and $26.2 million of investments were domiciled in foreign tax jurisdictions. Intevac expects a significant portion of these funds to remain offshore in the short term. If the Company chose to repatriate these funds to the United States, it would be required to accrue and pay additional taxes on any portion of the repatriation subject to foreign withholding taxes.

We believe that our existing cash, cash equivalents and investments and cash flows from operating activities will be adequate to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months. Our significant funding requirements include procurement of manufacturing inventories, operating expenses, non-cancelable operating lease obligations, capital expenditures, contingent consideration payments, dividends, and variable compensation. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. Capital expenditures for fiscal 2025 are projected to be approximately $1.4 million related to network infrastructure and security, and laboratory and test equipment to support our R&D programs.

Off-Balance Sheet Arrangements

Off-balance sheet firm commitments relating to outstanding letters of credit amounted to approximately $700,000 as of December 28, 2024. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash. We do not maintain any other off-balance sheet arrangements, transactions, obligations, or other relationships that would be expected to have a material current or future effect on the consolidated financial statements.

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

Equity-Based Compensation

Restricted stock units (“RSUs”) granted to employees and directors are measured at their fair value on the grant date. All RSUs granted in fiscal years 2024 and 2023 were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant. Estimating volatility and expected life requires significant judgment and an analysis of historical data. Intevac may have to increase or decrease compensation expense for equity-based awards if actual results differ significantly from Intevac’s estimates. The fair value of PRSU awards granted in fiscal years 2024 and 2023 with performance conditions was equal to the share price at the date of grant. Stock-based compensation expense is recorded based on the probability of achievement of the performance conditions specified in the 2024 and 2023 PRSU awards. The Company evaluates the strategic goals and determines the probability of achieving each goal for accounting purposes commencing in the quarter granted. Management expectations related to the achievement of performance goals associated with 2024 and 2023 PRSU awards with performance conditions are assessed regularly to determine whether such grants are expected to vest. Intevac accounts for forfeitures as they occur rather than estimating expected forfeitures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data
INTEVAC, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Intevac, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Intevac, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Inventory Valuation—Adjustments for Excess or Obsolete Inventories
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated inventories balance was $12.3 million as of December 28, 2024. The Company’s inventories are valued using average actual costs and are stated at the lower of cost or net realizable value. The Company adjusts the carrying value of inventories for estimated excess quantities and obsolescence equal to the difference between the costs of inventories and the net realizable value based upon assumptions about future demand, market conditions and product life expectancy. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

3
3

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
with evidence obtained in other
areas
of the audit.
We have served as the Company’s auditor since 2015.
/s/ BPM LLP

San Jose
,
California
February 14, 2025

3
4

INTEVAC, INC.
CONSOLIDATED BALANCE SHEETS

	December 28, 2024	December 30, 2023
	(In thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$45,111	$51,441
Short-term investments	22,097	17,405
Trade and other accounts receivable, net of allowances of $0 at both December 28, 2024 and December 30, 2023	11,153	18,613
Inventories	12,335	43,795
Prepaid expenses and other current assets	1,340	2,123

Total current assets	92,036	133,377
Property and equipment, net	1,413	7,664
Operating lease right-of-use assets	2,103	7,658
Long-term investments	11,221	2,687
Restricted cash	700	700
Intangible assets, net of amortization of $178 at December 30, 2023	—	954
Deferred income taxes and other long-term assets	2,249	3,466

Total assets	$109,722	$156,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current operating lease liabilities	$1,397	$1,008
Accounts payable	3,533	5,800
Accrued payroll and related liabilities	4,506	3,475
Other accrued liabilities	2,781	1,820
Customer advances	7,923	20,407

Total current liabilities	20,140	32,510
Noncurrent liabilities:
Noncurrent operating lease liabilities	5,402	6,976
Customer advances	4,782	1,482
Other long-term liabilities	1,328	21

Total noncurrent liabilities	11,512	8,479
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value :
Authorized shares — 50,000 issued and outstanding shares — 27,007 and 26,396 at December 28, 2024 and December 30, 2023, respectively	27	26
Additional paid-in capital	212,593	210,320
Treasury stock, 5,087 shares at both December 28, 2024, and December 30, 2023	(29,551)	(29,551)
Accumulated other comprehensive income	175	97
Accumulated deficit	(105,174)	(65,375)

Total stockholders’ equity	78,070	115,517

Total liabilities and stockholders’ equity	$109,722	$156,506

See accompanying notes.

3
5

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 28, 2024	December 30, 2023
	(In thousands, except per share amounts)
Net revenues	$63,978	$52,665
Cost of net revenues	61,450	32,439

Gross profit	2,528	20,226
Operating expenses:
Research and development	14,768	15,125
Selling, general and administrative	18,223	18,345
Asset impairments and restructuring	12,782	—

Total operating expenses	45,773	33,470

Operating loss	(43,245)	(13,244)

Interest income	2,812	2,509
Other income (expense), net	1,563	(53)

Loss from continuing operations before provision for income taxes	(38,870)	(10,788)
Provision for income taxes	2,024	1,822

Net loss from continuing operations	(40,894)	(12,610)

Income from discontinued operations, net of tax	1,095	420

Net loss	$(39,799)	$(12,190)

Net income (loss) per share:
Basic and diluted—continuing operations	$(1.53)	$(0.48)
Basic and diluted—discontinued operations	$0.04	$0.02
Basic and diluted—net loss	$(1.49)	$(0.47)
Weighted average shares outstanding:
Basic and diluted	26,769	26,121

See accompanying notes.

3
6

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 28, 2024	December 30, 2023
	(In thousands)
Net loss	$(39,799)	$(12,190)
Other comprehensive income (loss), before tax
Change in unrealized net loss on available-for-sale investments	106	422
Foreign currency translation losses	(28)	(132)

Other comprehensive income (loss), before tax	78	290
Income tax expense related to items in other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	78	290

Comprehensive loss	$(39,721)	$(11,900)

See accompanying notes.

3
7

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	25,548	$26	$206,355	5,087	$(29,551)	$(193)	$(53,185)	$123,452
Shares issued in connection with:
Exercise of stock options	53	—	272	—	—	—	—	272
Settlement of RSUs	776	—	—	—	—	—	—	—
Employee stock purchase plan	304	—	1,059	—	—	—	—	1,059
Shares withheld in connection with net share settlement of RSUs	(285)	—	(1,739)	—	—	—	—	(1,739)
Equity-based compensation expense	—	—	4,373	—	—	—	—	4,373
Net loss	—	—	—	—	—	—	(12,190)	(12,190)
Other comprehensive income	—	—	—	—	—	290	—	290

Balance at December 30, 2023	26,396	26	210,320	5,087	(29,551)	97	(65,375)	115,517
Shares issued in connection with:
Settlement of RSUs	431	—	—	—	—	—	—	—
Employee stock purchase plan	320	1	963	—	—	—	—	964
Shares withheld in connection with net share settlement of RSUs	(140)	—	(532)	—	—	—	—	(532)
Equity-based compensation expense	—	—	1,842	—	—	—	—	1,842
Net loss	—	—	—	—	—	—	(39,799)	(39,799)
Other comprehensive income	—	—	—	—	—	78	—	78

Balance at December 28, 2024	27,007	$27	$212,593	5,087	$(29,551)	$175	$(105,174)	$78,070

See accompanying notes.

3
8

INTEVAC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28, 2024	December 30, 2023
	(In thousands)
Operating activities
Net loss	$(39,799)	$(12,190)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,849	1,402
Net amortization (accretion) of investment premiums and discounts	(759)	(191)
Amortization of intangible assets	102	136
Equity-based compensation	1,842	4,373
Straight-line rent adjustment and amortization of lease incentives	306	(1,105)
Asset impairments and restructuring	12,782	—
(Gain) loss on disposal of fixed assets	520	(41)
Deferred income taxes	1,140	1,014
Changes in assets and liabilities:
Accounts receivable	7,460	(2,824)
Inventories	31,460	(13,792)
Prepaid expenses and other assets	814	(324)
Accounts payable	(2,267)	(5,810)
Accrued payroll and other accrued liabilities	1,656	(2,951)
Customer advances	(9,184)	(2,770)

Total adjustments	47,721	(22,883)

Net cash and cash equivalents provided by (used in) operating activities	7,922	(35,073)
Investing activities
Purchase of investments	(63,565)	(14,780)
Proceeds from sales and maturities of investments	51,204	38,427
Proceeds from sales of property and equipment	7	65
Purchase of leasehold improvements and equipment	(2,301)	(5,431)

Net cash and cash equivalents provided by (used in) investing activities	(14,655)	18,281
Financing activities
Proceeds from issuance of common stock	964	1,365
Payment of acquisition-related contingent consideration	—	(250)
Taxes paid related to net share settlement	(532)	(1,739)

Net cash and cash equivalents provided by (used in) financing activities	432	(624)
Effect of exchange rate changes on cash	(29)	(133)

Net decrease in cash, cash equivalents and restricted cash	(6,330)	(17,549)
Cash, cash equivalents and restricted cash at beginning of period	52,141	69,690

Cash, cash equivalents and restricted cash at end of period	$45,811	$52,141

Cash paid (received) for:
Income taxes	$852	$820
Income tax refund	$—	$5
See accompanying notes.

3
9

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Description of Business
Intevac, Inc. (together with its subsidiaries, “Intevac”, the “Company” or “we”) is a leader in the design and development of high-productivity, thin-film processing systems. Intevac’s production-proven platforms are designed for high-volume manufacturing of substrates with precise thin-film properties, such as for the hard disk drive (“HDD”) market.
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
Fiscal Year End Date
Intevac operates under a
52-53
week fiscal year ending on the Saturday nearest to December 31 of each year in order to improve the alignment of financial and business processes and to streamline financial reporting. Each fiscal quarter consists of 13 weeks, with an occasional fourth quarter extending to 14 weeks, if necessary, for the fiscal year to end on the Saturday nearest to December 31. The Company’s fiscal 2024 and fiscal 2023 years ended on December 28, 2024 and December 30, 2023, respectively.
Reportable Segment
During fiscal 2021, we sold the business of one of our reporting segments, Photonics. Therefore, we have one reportable segment remaining. See Note 2 for additional disclosure related to discontinued operations.
The remaining segment, Thin Film Equipment (“TFE”), designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties, such as for the HDD market, as well as other adjacent thin-film markets. The TFE segment also previously designed, developed and marketed manufacturing equipment for the advanced coatings (“ADVC”), photovoltaic (“PV”) solar cell and advanced semiconductor packaging (“ASP”) industries.
In December 2024, the Company’s Board of Directors approved a restructuring program to realign the Company’s operational focus, scale the business and improve costs. The restructuring program includes (i) reducing the Company’s headcount (ii) abandoning
51,000
square feet of the Company’s Santa Clara, California campus and (iii) ceasing efforts to develop and market the TRIO product line. The restructuring program includes (i) $1.3 million in severance charges related to reducing the Company’s headcount, (ii) $19.0 million of inventory write-offs and (iii) $12.8 million of fixed assets, intangible assets and facilities impairment charges associated with terminating the TRIO product line.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

government and its agencies, corporate debt securities, asset backed securities and municipal bonds, are carried at fair value, with unrealized gains and losses recorded within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale
securities are included in earnings. Purchases and sales of investment securities are recognized on a trade date basis. The cost of investment securities sold is determined by the specific identification method.
Restricted Cash
Restricted cash of $600,000 as of December 28, 2024 and December 30, 2023 secures a standby letter of credit obligation associated with a lease obligation and the restriction on the cash will be removed when the letter of credit expires. In addition, Intevac pledged $100,000 as collateral for various guarantees with its bank.
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
Trade Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable are recorded at invoiced amounts less allowance for any credit losses. The Company recognizes credit losses based on forward-looking current expected credit losses (“CECL”). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses is recognized in the consolidated statement of operations. The uncollectible accounts receivable are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The total allowance for credit losses was $0 at both December 28, 2024 and December 30, 2023, and there was no write-off
of accounts receivable for the periods presented.

4
1

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventories
Inventories are generally stated at the lower of cost or net realizable value, with cost determined on an average cost basis.
Property and Equipment
Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: computers and software, 3 years; machinery and equipment, 5 years; furniture, 7 years; vehicles, 4 years; and leasehold improvements, shorter of estimated useful life or remaining lease term.
Impairment of Long-Lived Assets
Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For operating lease right-of-use
(“ROU”) assets such circumstances would include a decision to abandon the use of all or part of an asset, or subleases that do not fully recover the costs of the associated lease. If an ROU lease asset is abandoned with immediate effect and the carrying value of the ROU lease asset is determined to be unrecoverable, an impairment loss is recognized on the ROU lease asset. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. (See Note 13. Restructuring Charges)
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Foreign Currency Translation
The functional currency of Intevac’s foreign subsidiary in Singapore is the U.S. dollar. The functional currency of Intevac’s foreign subsidiaries in China and Malaysia is the local currency of the country in which the respective subsidiary

4
3

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

operates. Assets and liabilities recorded in foreign currencies are translated at year-end
exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in other income (expense), net in the determination of net income (loss). Losses from foreign currency transactions were $57,000 and $165,000 in 2024 and 2023, respectively.
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
During the first quarter of fiscal 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund equal to $2.4 million of Employee Retention Credit (“ERC”) benefits from the U.S. government. The refund is recorded within trade and other accounts receivable
in our consolidated balance sheet as of December 28, 2024, and as $1.5 million in other income (expense), net
and $933,000 in discontinued operations in our consolidated statements of operations for the year ended December 28, 2024. (See Note 10. Income Taxes.)
Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, were as follows for the years ended December 28, 2024, and December 30, 2023:

	Foreign currency	Unrealized holding gains (losses) on available-for-sale investments	Total

	(In thousands)
Balance at December 31, 2022	$291	$(484)	$(193)

Other comprehensive income (loss) before reclassification	(132)	422	290
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	(132)	422	290

Balance at December 30, 2023	$159	$(62)	$97
Other comprehensive income (loss) before reclassification	(28)	106	78
Amounts reclassified from other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income (loss)	(28)	106	78

Balance at December 28, 2024	$131	$44	$175

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

4
4

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adoption of New Accounting Standard
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU provide new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. In addition, the amendments enhance interim disclosure requirements. We adopted this standard on a retrospective basis for the fiscal 2024 annual period, and for interim periods beginning December 29, 2024. The impact is limited to financial statement disclosures. See Note 16. Segments.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued
ASU 2024-03,
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic
220-40),
requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. In January 2025, the FASB issued ASU
2025-01,
clarifying the effective date of ASU
2024-03.
This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.
2. Divestiture and Discontinued Operations
Sale of Photonics
On December 30, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with EOTECH, LLC (“EOTECH”) governing the sale of the Company’s Photonics business to EOTECH in exchange for (i) $70.0 million in cash consideration, (ii) up to $30.0 million in earnout payments and (iii) the assumption by EOTECH of certain liabilities of the Photonics business as specified in the Purchase Agreement. The transaction closed on December 30, 2021. Under the Purchase Agreement, EOTECH has also agreed to pay to the Company, if earned, earnout payments of up to an aggregate of $30.0 million based on achievement of fiscal year 2023, 2024 and 2025 Photonics segment revenue targets for the Integrated Visual Augmentation System (“IVAS”) program as specified in the Purchase Agreement. As of December 28, 2024, there have been no earnout payments under the Purchase Agreement. At any time prior to December 31, 2024, EOTECH could have elected to pay to the Company $14.0 million, which would have terminated EOTECH’s obligations with respect to any remaining earnout payments. The cash proceeds do not include any estimated future payments from the revenue earnout as the Company has elected to record the proceeds when the consideration is deemed realizable. The Company believes the disposition of the Photonics business will allow it to benefit from a streamlined business model, simplified operating structure, and enhanced management focus.
In connection with the Photonics sale, the Company and EOTECH also entered into a Transition Service Agreement (the “TSA”) and a Lease Assignment Agreement. The TSA, which expired on June 30, 2022, outlined the information technology, people, and facility support the parties provided to each other for a period after the closing of the sale. The Lease Assignment Agreement assigned the lease obligation for two buildings in the Company’s California campus to EOTECH. As part of the assignment, the Company agreed to subsidize a portion of EOTECH’s lease payments through the remainder of the lease term which expired in March 2024. In August 2022, Intevac and EOTECH entered into a Shared Services Agreement (the “Shared Services Agreement”) to share certain building maintenance costs.
Fees earned under the Shared Services Agreement for fiscal 2024 and fiscal 2023, were $142,000 and $143,000, respectively. As of December 28, 2024, and December 30, 2023, accounts receivable from EOTECH of $31,000 and $62,000, respectively, were included in trade and other accounts receivable in the Company’s consolidated balance sheets.

4
5

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations
Based on its magnitude and because the Company exited certain markets, the sale of the Photonics segment represents a significant strategic shift that has a material effect on the Company’s operations and financial results, and the Company has separately reported the results of its Photonics segment as discontinued operations in the consolidated statements of operations for the years ended December 28, 2024 and December 30, 2023.
The operating results of the discontinued operations only reflect revenues and expenses that are directly attributable to the Photonics segment that have been eliminated from continuing operations. The key components from discontinued operations related to the Photonics segment are as follows (in thousands):

	Year Ended,
	December 28, 2024	December 30, 2023
	(In thousands, except per share amounts)
Operating expenses:
Selling, general and administrative	$(162)	$(420)

Total operating expenses	(162)	(420)

Operating income—discontinued operations	162	420
Other income (expense)—discontinued operations	933	—

Income from discontinued operations before provision for income taxes	1,095	420
Provision for income taxes	—	—

Net income from discontinued operations net of tax	$1,095	$420

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash
information related to discontinued operations for the years ended December 28, 2024 and December 30, 2023, respectively (In thousands):

	2024	2023

	(In thousands)
Equity-based compensation	$—	$(260)

3. Revenue
The following tables represent a disaggregation of revenue from contracts with customers for fiscal 2024 and 2023.
Major Products and Service Lines

	2024	2023
	(In thousands)
	HDD	HDD	PV	ASP	Total
Systems, upgrades and spare parts	$41,516	$47,402	$28	$17	$47,447
Field service	6,632	4,677	—	97	4,774
Cancellation fee	15,830	444	—	—	444

Total net revenues	$63,978	$52,523	$28	$114	$52,665

4
6

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Primary Geography Markets

	2024	2023
	(In thousands)
United States	$3,279	$4,499
Asia	60,699	48,058
Europe	—	108

Total net revenues	$63,978	$52,665

Timing of Revenue Recognition

	2024	2023
	(In thousands)
Products transferred at a point in time	$63,978	$52,665
Products and services transferred over time	—	—

Total net revenues	$63,978	$52,665

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled and our contract liabilities which we classify as deferred revenue and customer advances for fiscal 2024:

	December 28, 2024	December 30, 2023	Change
	(In thousands)
Contract assets:
Accounts receivable, unbilled	$133	$393	$(260)

Contract liabilities:
Deferred revenue	$445	$376	$69
Customer advances	12,705	21,889	(9,184)

	$13,150	$22,265	$(9,115)

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer. For our system and certain upgrade sales, our customers generally pay in three installments, with a portion of the system price billed upon receipt of an order, a portion of the price billed upon shipment, and the balance of the price due upon completion of installation and acceptance of the system at the customer’s factory. Accounts receivable, unbilled generally represents the balance of the system price that is due upon completion of installation and acceptance less the amount that has been deferred as revenue for the performance of the installation tasks. During fiscal 2024, contract assets decreased by $260,000 primarily due to the recognition of the installation portion of revenue for a system delivered during fiscal 2023, which was pending acceptance as of December 30, 2023.
Customer advances generally represent amounts billed to the customer prior to transferring goods which represents a contract liability. The Company has elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. These contract advances are liquidated when revenue is recognized. Customer advances with deliveries beyond one year are included in long term liabilities. Deferred revenue generally represents amounts billed to a customer for completed systems at the customer site that are undergoing installation and acceptance testing where transfer of control has not yet occurred as Intevac does not yet have a demonstrated history of meeting the acceptance criteria upon the customer’s receipt of product and represents a contract liability. During fiscal 2024, we recognized revenue of $17.6 million and $198,000 that was included in customer advances and deferred revenue, respectively, at the beginning of the period.
In May 2023, the Company received notice of the cancellation of a $54.6 million order for eight 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and, accordingly, the Company removed the order

4
7

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from backlog. The customer contract associated with the cancelled order requires the customer to pay the Company a prorated price based upon the percentage of work completed on the order. The Company has received customer advances in the amount of $19.1 million associated with the cancelled order, all of which will be utilized to settle this customer obligation. During fiscal 2024, the Company applied $15.8 million of billings against these advances in connection with the customer accepting ownership of certain inventory on-hand
and reimbursing us for supplier cancellation and inventory management costs incurred. In addition, the Company has agreed to provide custodial services for this customer-owned inventory at a third-party warehouse until December 31, 2025. During fiscal 2023, the Company applied $444,000 of billings against these advances in connection with inventory scrapped at the customer’s direction. In December 2023, the Company received notice of the cancellation of a $11.4 million order for two 200 Lean HDD systems due to the customer postponing previously planned media capacity additions, and, accordingly, the Company removed the order from backlog. In November 2024 the Company received a cancellation payment of $3.3 million for this order. This cancellation payment may be applied to a future order for two systems. This cancellation payment is included in non-current
customer advances at December 28, 2024 in the Company’s consolidated balance sheets.
On December 28, 2024, we had $42.6 million of remaining performance obligations, which we also refer to as backlog and expect to recognize as revenue: 99.5% in 2025 and 0.5% in 2026.
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
Descriptions of Plans
Equity Incentive Plans
At December 28, 2024, Intevac had equity-based awards outstanding under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan (the “Plans”) and the 2003 Employee Stock Purchase Plan (the “ESPP”). Intevac’s stockholders approved all of these plans.
The Plans are a broad-based, long-term retention program intended to attract and retain qualified management and employees, and align stockholder and employee interests. The Plans permit the grant of incentive or non-statutory
stock options, PSOs, restricted stock, stock appreciation rights, RSUs, PRSUs and performance shares. Option price, vesting period, and other terms are determined by the administrator of the Plans, but the option price shall generally not be less than 100% of the fair market value per share on the date of grant. As of December 28, 2024, 5.9 million shares of common stock were authorized for future issuance under the Plans. The 2020 Equity Incentive Plan expires no later than May 13, 2030.
On January 19, 2022, Intevac’s Board of Directors adopted the 2022 Inducement Equity Incentive Plan (“Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 1,200,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. On July 1, 2024, the Board of Directors amended the Inducement Plan to increase the shares of common stock reserved for issuance thereunder by 600,000 shares. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2020 Equity Incentive Plan. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with that rule, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. As of December 28, 2024, 1.3 million shares of common stock were authorized for future issuance under the Inducement Plan.

4
8

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2003 Employee Stock Purchase Plan
The ESPP provides that eligible employees may purchase Intevac’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the entry date of the applicable offering period or at the end of each applicable purchase interval. Offering periods are generally two years in length, and consist of a series of six-month
purchase intervals. Eligible employees may join the ESPP at the beginning of any six-month
purchase interval. Under the terms of the ESPP, employees can choose to have up to 50% of their base earnings withheld to purchase Intevac common stock (not to exceed $25,000 per year). As of December 28, 2024, 427,000 shares remained available for issuance under the ESPP.
The effect of recording equity-based compensation for fiscal 2024 and 2023 was as follows (in thousands):

	2024	2023
Equity-based compensation by type of award:
Stock options	$49	$(14)
RSUs	1,766	2,154
PRSUs	(341)	1,592
Employee stock purchase plan	368	641

Total equity-based compensation	$1,842	$4,373

Included in the table above:

(a)
A reversal of $603,000 in equity-based compensation expense related to forfeitures of awards due to our 2024 cost reduction plan for fiscal 2024. A reversal of $462,000 in equity-based compensation expense related to forfeitures of awards due to our 2023 cost reduction plan for fiscal 2023. (See Note 13. Restructuring Charges); and

(b)	Equity-based compensation reported in discontinued operations of ($260,000) for fiscal 2023. (See Note 2. Divestiture and Discontinued Operations.)
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
The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of Intevac’s stock price. The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term. The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The dividend yield assumption is based on Intevac’s history of not paying dividends. On December 12, 2024, the Company announced that the Board of Directors has adopted a dividend policy and intends to commence quarterly dividends of $0.05 per share to be paid beginning in the first quarter of 2025. The Company did not grant any stock options in fiscal 2023.
Intevac estimated the weighted-average fair value of stock options using the following weighted-average assumptions:

2024
Weighted-average fair value of grants per share	$1.42
Expected volatility	47.45%
Risk-free interest rate	4.39%
Expected term (in years)	3.3
Dividend yield	None

4
9

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 30, 2023	142,000	$6.57	1.57	$900
Options granted	61,800	$3.68
Options cancelled and forfeited	(32,000)	$11.31

Options outstanding at December 28, 2024	171,800	$4.65	2.91	9,978

Options exercisable at December 28, 2024	110,000	$5.20	0.88	$90
The total intrinsic value of options exercised during fiscal years 2024 and 2023 was $0 and $99,000, respectively. At December 28, 2024, Intevac had $38,000 of total unrecognized compensation expense related to stock options that will be recognized over the weighted-average period of 0.38 years.
RSUs
A summary of the RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSUs at December 30, 2023	915,087	$4.89	1.04	$3,953,176
Granted	513,718	$3.85
Vested	(430,632)	$4.98
Cancelled and forfeited	(218,693)	$4.44

Non-vested RSUs at December 28, 2024	779,480	$4.28	0.80	$2,735,935

Time-based RSUs are converted into shares of Intevac common stock upon vesting on a one-for-one
basis. Time-based RSUs typically are scheduled to vest over
three
and/or four years. Vesting of time-based RSUs is subject to the grantee’s continued service with Intevac. The compensation expense related to these awards is determined using the fair market value of Intevac common stock on the date of the grant, and the compensation expense is recognized over the vesting period. At December 28, 2024, Intevac had $1.3 million of total unrecognized compensation expense related to RSUs that will be recognized over the weighted-average period of 0.80 years.
A summary of the PRSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested PRSUs at December 30, 2023	1,160,293	$4.04	1.99	$5,012,466
Granted	822,000	$3.84
Cancelled and forfeited	(349,315)	$4.09

Non-vested PRSUs at December 28, 2024	1,632,978	$3.93	1.75	$5,731,753

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 28, 2024, Intevac had $0 of total unrecognized compensation expense related to PRSUs.
In August 2024 and June 2024, we granted to members of our senior management awards of performance-based restricted stock units (the “2024 PRSU Awards”) covering an aggregate of 72,000 and 339,000 shares, respectively of Intevac common stock at target performance and 144,000 and 678,000 shares, respectively, at maximum performance. The 2024 PRSU Awards are eligible to be earned based on achievement of (i) a cumulative number of TRIO units shipped and the satisfaction of an operating profit requirement, both measured during a three-year performance period commencing on June 20, 2024 and ending on January 2, 2027 (the last day of our 2026 fiscal year) (the “TRIO Unit Award”), or (ii) an operating profit percentage, measured during a one-year
performance period commencing on January 4, 2026 and ending on January 2, 2027, and satisfaction of a TRIO units shipped requirement as of January 2, 2027 (the “OPP Award”), with 50% of the target number of the 2024 PRSU Awards allocated to each of the TRIO Unit Award and the OPP Award. The number of shares that can be earned under the TRIO Unit Award will be 0%, 50%, 100% or 200% of the target number of shares, and the number of shares that can be earned under the OPP Award will range from 0% to 200% of the target number of shares. If a performance goal is not achieved within the applicable performance period, the corresponding PRSUs will not vest, and all unvested PRSUs at the end of the applicable performance period will immediately be forfeited. Stock compensation expense is recorded based on the probability of achievement of the performance conditions specified in the agreement governing the applicable 2024 PRSU Award. During the fourth quarter of fiscal 2024, management assessed that it was no longer probable that the performance conditions specified in the agreements governing the applicable 2024 PRSU Awards would be achieved. This resulted in a reversal of all previously recorded stock compensation expense and thus no expense associated with these awards was recognized in the year ended December 28, 2024.
In May 2023, we granted to members of our senior management awards of performance-based restricted stock units (the “2023 PRSU Awards”) covering an aggregate of 525,656 shares of Intevac common stock (at maximum performance). The 2023 PRSU Awards are eligible to be earned based on achievement of five strategic goals during a three-year performance period commencing on May 18, 2023 and ending on May 31, 2026 (the “2023 Performance Period”). The 2023 PRSU Awards will vest, if at all, in five possible tranches. Each of the five tranches will vest only if the applicable strategic goal is achieved within the 2023 Performance Period, and each tranche may only be achieved once during the 2023 Performance Period. If a strategic goal is not achieved within the 2023 Performance Period, the corresponding PRSUs will not vest, and all unvested PRSUs at the end of the 2023 Performance Period will immediately be forfeited. Stock compensation expense is recorded based on the probability of achievement of the performance conditions specified in the PRSU grant. During the fourth quarter of fiscal 2024, management assessed that it was no longer probable that the performance conditions specified in agreements governing the 2023 PRSU Awards would be achieved. This resulted in a reversal of all previously recorded stock compensation expense and thus $341,000 of stock compensation expense recognized in the previous year associated with these awards was reversed in the year ended December 28, 2024.
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
ESPP
The fair value of the employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2024	2023

Stock Purchase Rights:
Weighted-average fair value of grants per share	$1.32	$0.91
Expected volatility	46.05%	40.33%

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2024	2023

Risk free interest rate	4.55%	5.15%
Expected term of purchase rights (in years)	0.93	1.08
Dividend yield	None	None
The expected term of purchase rights is the period of time remaining in the current offering period.
The ESPP activity during fiscal 2024 and 2023 is as follows:

	2024	2023

	(In thousands, except per share amounts)
Shares purchased	320	304
Weighted-average purchase price per share	$3.02	$3.48
Aggregate intrinsic value of purchase rights exercised	$310	$463
As of December 28, 2024, Intevac had $
82,000
of total unrecognized compensation expense related to purchase rights that will be recognized over the weighted-average period of
0.51
 years.
5. Earnings Per Share
Intevac calculates basic earnings per share (“EPS”) using net loss and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock pursuant to the exercise of employee stock options and vesting of RSUs.
The following table sets forth the computation of basic and dil uted
net loss per share:

	2024	2023
	(In thousands, except per share amounts)
Net loss from continuing operations	$(40,894)	$(12,610)
Net income from discontinued operations, net of tax	1,095	420

Net loss	$(39,799)	$(12,190)

Weighted-average shares – basic	26,769	26,121
Effect of dilutive potential common shares	—	—

Weighted-average shares – diluted	26,769	26,121

Basic and diluted net income (loss) per share:
Continuing operations	$(1.53)	$(0.48)
Discontinued operations	$0.04	$0.02
Net loss per share	$(1.49)	$(0.47)
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intevac’s accounts receivable tend to be concentrated in a limited number of customers. The following customers accounted for at least 10 percent of Intevac’s accounts receivable at December 28, 2024 and December 30, 2023.

	2024	2023
Seagate Technology	60%	95%
Western Digital (including its wholly-owned subsidiary HGST)	16%	*

*	Less than 10%
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
The following customer accounted for at least 10 percent of Intevac’s consolidated net revenues in fiscal 2024 and/or 2023.

	2024	2023
Seagate Technology	91%	92%
Products
Disk manufacturing products contributed a significant portion of Intevac’s revenues in fiscal 2024 and 2023. Intevac expects that the ability to maintain or expand its current levels of revenues in the future will depend upon continuing market demand for its products; its success in enhancing its existing systems and developing and manufacturing competitive disk manufacturing equipment, such as the 200 Lean.
7. Balance Sheet Details
Balance sheet details were as follows as of December 28, 2024 and December 30, 2023:
Trade and Other Accounts Receivable, Net

	December 28, 2024	December 30, 2023
	(In thousands)
Trade receivables and other	$8,595	$18,220
ERC benefit receivable	2,425	—
Unbilled costs and accrued profits	133	393
Less: allowance for credit losses	—	—

	$11,153	$18,613

Inventories
Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	December 28, 2024	December 30, 2023
	(In thousands)
Raw materials	$8,681	$37,346
Work-in-progress	2,785	6,449
Finished goods	869	—

	$12,335	$43,795

5
3

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the fourth quarter of fiscal 2024, the Company made the decision to abandon the TRIO product line. This resulted in inventory write-offs of $19.0 million. These charges are recorded in cost of net revenues in the consolidated statement of operations. (See Note 13 Restructuring Charges.)
Property and Equipment, Net

	December 28, 2024	December 30, 2023
	(In thousands)
Leasehold improvements	$9,030	$8,959
Machinery and equipment	18,053	20,964

	27,083	29,923
Less accumulated depreciation and amortization	25,670	22,259

Total property and equipment, net	$1,413	$7,664

Net property and equipment by geographic region at December 28, 2024 and December 30, 2023 was as follows:

	December 28, 2024	December 30, 2023
	(In thousands)
United States	$913	$7,018
Asia	500	646

Net property & equipment	$1,413	$7,664

In December 2024, as part of its restructuring program, the Company ceased use and abandoned property and equipment with a net book value of $6.2 million that was designated specifically for the TRIO product line manufacturing and development. (See Note 13 Restructuring Charges.)
Deferred Income Taxes and Other Long-Term Assets

	December 28, 2024	December 30, 2023
	(In thousands)
Deferred income taxes	$2,202	$3,342
Prepaid expenses	47	124

	$2,249	$3,466

Accounts Payable
Included in accounts payable is $122,000 and $93,000 of book overdraft at December 28, 2024 and December 30, 2023, respectively.
Other Accrued Liabilities

	December 28, 2024	December 30, 2023
	(In thousands)
Other taxes payable	$1,548	$947
Deferred revenue	445	376
Restructuring (See Note 13 Restructuring Charges)	281	—
Income taxes payable	225	174
Accrued product warranties	167	184
Other	115	139

Total other accrued liabilities	$2,781	$1,820

5
4

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Long-Term Liabilities

	December 28, 2024	December 30, 2023
	(In thousands)
Restructuring (See Note 13 Restructuring Charges)	$1,328	$—
Accrued product warranties	—	21

Total other long-term liabilities	$1,328	$21

8. Financial Instruments
Cash, Cash Equivalents and Investments
Cash and cash equivalents, short-term investments and long-term investments consist of:

	December 28, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$14,605	$—	$—	$14,605
Money market funds	11,530	—	—	11,530
Commercial paper	17,632	—	4	17,628
U.S. treasury securities	1,348	—	—	1,348

Total cash and cash equivalents	$45,115	$—	$4	$45,111
Short-term investments:
Certificates of deposit	$3,890	$6	$—	$3,896
Commercial paper	9,058	9	—	9,067
Corporate bonds and medium-term notes	4,142	6	1	4,147
U.S. treasury and agency securities	4,979	8	—	4,987

Total short-term investments	$22,069	$29	$1	$22,097
Long-term investments:
Asset backed securities	$1,683	$1	$—	$1,684
Corporate bonds and medium-term notes	2,732	8	—	2,740
U.S. treasury and agency securities	6,786	21	10	6,797

Total long-term investments	$11,201	$30	$10	$11,221

Total cash, cash equivalents, and investments	$78,385	$59	$15	$78,429

	December 30, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Cash and cash equivalents:
Cash	$19,050	$—	$—	$19,050
Money market funds	15,090	—	—	15,090
Commercial paper	14,659	—	4	14,655
U.S. treasury securities	2,646	—	—	2,646

Total cash and cash equivalents	$51,445	$—	$4	$51,441

5
5

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 30, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(In thousands)
Short-term investments:
Asset backed securities	$12	$—	$—	$12
Certificates of deposit	1,850	—	—	1,850
Commercial paper	3,506	—	1	3,505
Corporate bonds and medium-term notes	5,373	—	36	5,337
Municipal bonds	221	—	2	219
U.S. treasury and agency securities	6,498	1	17	6,482

Total short-term investments	$17,460	$1	$56	$17,405
Long-term investments:
Asset backed securities	$460	$—	$4	$456
Corporate bonds and medium-term notes	2,230	1	—	2,231

Total long-term investments	$2,690	$1	$4	$2,687

Total cash, cash equivalents, and investments	$71,595	$2	$64	$71,533

The contractual maturities of investment securities at December 28, 2024 are presented in the following table.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$52,579	$52,603
Due after one through five years	11,201	11,221

	$63,780	$63,824

Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost
show a
mark-to-market
unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of December 28, 2024, we had 80 investments in a gross unrealized loss position. The following table provides the fair market value of Intevac’s investments with unrealized losses that are not deemed to be other-than temporarily impaired as of December 28, 2024.

	December 28, 2024
	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Commercial paper	$20,185	$4	$—	$—
Corporate bonds and medium-term notes	2,296	1	—	—
U.S. treasury securities	2,846	10	—	—

	$25,327	$15	$—	$—

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

5
6

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following table represents the fair value hierarchy of Intevac’s investment securities measured at fair value on a recurring basis as of December 28, 2024.

	Fair Value Measurements at December 28, 2024
	Total	Level 1	Level 2
	(In thousands)
Recurring fair value measurements:
Money market funds	$11,530	$11,530	$—
U.S. treasury and agency securities	13,132	13,132	—
Asset backed securities	1,684	—	1,684
Certificates of deposit	3,896	—	3,896
Commercial paper	26,695	—	26,695
Corporate bonds and medium-term notes	6,887	—	6,887

Total recurring fair value measurements	$63,824	$24,662	$39,162

Derivatives
The Company uses foreign currency forward contracts to mitigate variability in gains and losses generated from the re-measurement
of certain monetary assets and liabilities denominated in foreign currencies and to offset certain operational exposures from the impact of changes in foreign currency exchange rates. These derivatives are carried at fair value with changes recorded in interest income and other, net in the consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement
of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities of approximately 30 days. There were no outstanding derivatives at December 28, 2024 and December 30, 2023.
9. Equity
Stock Repurchase Program
On November 21, 2013, Intevac’s Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. On August 15, 2018, Intevac’s Board of Directors approved a $10.0 million increase to the original stock repurchase program authorizing up to $40.0 million. Under this authorization, Intevac may purchase shares of its common stock under a systematic stock repurchase program and may also make supplemental stock repurchases from time to time, depending on market conditions, stock price and other factors. At December 28, 2024, $10.4 million remains available for future stock repurchases under the repurchase program. The Company did not make any stock repurchases in fiscal 2024 and 2023.
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
Dividends
On December 12, 2024, the Company announced that its Board of
Directors
adopted a dividend policy and intends to commence quarterly dividends of $0.05 per share to be paid beginning in the first quarter of 2025.

5
7

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes
The provision for income taxes on income from operations for fiscal 2024 and 2023 consists of the following (in thousands):

	2024	2023
Federal:
Current	$—	$—
Deferred	—	—

	—	—
State:
Current	3	3
Deferred	—	—

	3	3
Foreign:
Current	881	805
Deferred	1,140	1,014

	2,021	1,819
Total	$2,024	$1,822

Income taxes on discontinued operations	$—	$—
Income taxes on continuing operations	$2,024	$1,822
Income (loss) before income taxes for fiscal 2024 and 2023 consisted of the following (in thousands):

	2024	2023
U.S	$(45,979)	$(17,089)
Foreign	7,109	6,301

	$(38,870)	$(10,788)

Effective tax rate	(5.2%)	(16.9%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	December 28, 2024	December 30, 2023
Deferred tax assets:
Vacation, warranty and other accruals	$989	$312
Depreciation and amortization	1,373	283
Purchased technology	—	29
Inventory valuation	5,384	304
Equity-based compensation	533	851
Lease liability	1,871	2,101
Section 174 R&D adjustment	6,959	4,701
Net operating loss, research and other tax credit carryforwards	53,687	53,940
Other	9	53

	70,805	62,574
Valuation allowance for deferred tax assets	(68,115)	(56,923)

Total deferred tax assets	2,690	5,651

5
8

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 28, 2024	December 30, 2023
Deferred tax liabilities:
Intangible amortization	—	(283)
ROU asset	(488)	(2,026)

Total deferred tax liabilities	(488)	(2,309)

Net deferred tax assets	$2,202	$3,342

As reported on the consolidated balance sheets:
Non-current deferred tax assets	$2,202	$3,342

Intevac accounts for income taxes in accordance with ASC 740,
Income Taxes
, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.
Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In fiscal 2014, a valuation allowance of $9.4 million was established to record the portion of the Singapore deferred tax assets that more likely than not will not be realized. The Company concluded that, as of December 29, 2018, it is more likely than not that the Company will generate sufficient taxable income in Singapore to realize its deferred tax assets and reversed the valuation allowance during the fourth quarter of 2018. This reversal resulted in the recognition of a non-cash
income tax benefit of $7.9 million for fiscal 2018. The Company has considered all positive and negative evidence regarding the ability to fully realize the deferred tax assets, including past operating results and the forecast of future taxable income. This conclusion, and the resulting reversal of the deferred tax asset valuation allowance, was based upon consideration of a number of factors, including the Company’s completion of 7 consecutive quarters of profitability and its forecast of future profitability under multiple scenarios that support the utilization of net operating loss carryforwards. After recognizing the reversal, the Company does not have a remaining valuation allowance against the deferred tax assets in Singapore at December 28, 2024.
In fiscal 2012, a valuation allowance of $23.4 million was established to record the portion of the U.S. federal deferred tax asset that more likely than not will not be realized. For fiscal 2024 a valuation allowance increase of $7.2 million and for fiscal 2023 a valuation allowance increase of $321,000 were recorded for the U.S. federal deferred tax assets. A valuation allowance is recorded against the entire state deferred tax assets, which consists of state income tax temporary differences and deferred research and other tax credits that are not realizable in the foreseeable future.
As of December 28, 2024, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $36.0 million, $11.6 million and $127.4 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards and the state net operating loss carryforwards will begin to expire in 2034 and 2028, respectively. The foreign net operating loss carryforwards do not expire. As of December 28, 2024, our federal and state tax credit carryforwards for income tax purposes were approximately $19.6 million and $13.6 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2025 and the state tax credits carry forward indefinitely.
We account for Global Intangible
Low-Taxed
Income earned by certain foreign subsidiaries in the year the tax is incurred.

5
9

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision for fiscal 2024 and 2023 on continuing operations was as follows (in thousands):

	2024	2023
Income tax (benefit) at the federal statutory rate	$(8,162)	$(2,266)
State income taxes, net of federal benefit	3	3
Change in valuation allowance:
U.S	7,198	321
Foreign	—	—
Effect of foreign operations taxed at various rates	(26)	(266)
Research tax credits	(833)	(1,009)
Effect of tax rate changes, permanent differences and adjustments of prior deferrals	3,844	5,039
Unrecognized tax benefits	—	—

Total provision for income taxes on continuing operations	$2,024	$1,822

Intevac has not provided for foreign withholding taxes on approximately $2.5 million of undistributed earnings from
non-U.S.
operations as of December 28, 2024, because Intevac intends to reinvest such earnings indefinitely outside of the United States. If Intevac were to distribute these earnings, foreign withholding tax would be payable. For all other undistributed foreign earnings, Intevac also intends to reinvest such earnings indefinitely outside of the United States.
The total amount of gross unrecognized tax benefits was $7.4 million as of December 28, 2024, none of which would affect Intevac’s effective tax rate if realized. The aggregate changes in the balance of gross unrecognized tax benefits were as follows for fiscal 2024 and 2023:

	2024	2023
Beginning balance	$7,599	$730
Additions based on tax positions related to the current year	133	430
Increases (decreases) for tax positions of prior years	(255)	6,448
Lapse of statute of limitations	(61)	(9)

Ending balance	$7,416	$7,599

The Company does not anticipate any changes in the amount of unrecognized tax benefits in the next twelve months. It is Intevac’s policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. During fiscal 2024 and 2023, Intevac recognized a net tax expense (benefit) of $0. As of December 28, 2024, Intevac did not have any accrued interest related to unrecognized tax benefits. Intevac did not accrue any penalties related to these unrecognized tax benefits because Intevac has other tax attributes which would offset any potential taxes due.
Intevac is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As of December 28, 2024, all of the tax years remained open to examination by the federal and state taxing authorities, for three
or four years from the tax year in which net operating losses or tax credits are utilized completely. Singapore is open to examination from 2020 forward.
The Inland Revenue Authority of Singapore (“IRAS”) conducted a review of the fiscal 2017 through 2019 tax returns of the Company’s wholly-owned subsidiary, Intevac Asia Pte. Ltd. IRAS had challenged the Company’s tax position with respect to certain aspects of the Company’s transfer pricing. The IRAS has concluded their audit and notified us on January 18, 2024 that there are no adjustments to our tax returns for years 2017 through 2019. Presently, there are no other active income tax examinations in the jurisdictions where Intevac operates.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the Coronavirus Aid, Relief, and Economic Security Act of 2021, as modified and clarified by the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021, the Company was eligible for an Employee Retention Credit (“ERC”) subject to certain criteria. The ERC is a payroll tax refund per employee, which was designed by the U.S. Treasury Department to assist businesses that retained employees during the COVID pandemic. During the first quarter of fiscal 2024, we amended certain fiscal year 2021 payroll tax filings and applied for a refund equal to $2.4 million of ERC benefits. The refund is recorded within trade and other accounts receivable in our consolidated balance sheet as of December 28, 2024, and as $1.5 million in other income (expense), net and $933,000 in discontinued operations in our consolidated statements of operations for the year ended December 28, 2024.
11. Employee Benefit Plans
Employee Savings and Retirement Plan
In 1991, Intevac established a defined contribution retirement plan with 401(k) plan features. The plan covers all United States employees eighteen years and older. Employees may make contributions by a percentage reduction in their salaries, not to exceed the statutorily prescribed annual limit. Intevac made cash contributions of $151,000 for fiscal 2024 and $154,000 for fiscal 2023. Employees may choose among several investment options for their contributions and their share of Intevac’s contributions, and they are able to move funds between investment options at any time. Intevac’s common stock is not one of the investment options. Administrative expenses relating to the plan are insignificant.
Employee Bonus Plans
Intevac has various employee incentive plans. Bonus plans award annual cash bonuses to Intevac’s executives, key contributors and employees based on the achievement of profitability and other specific performance criteria. Charges to expense under these plans were $2.0 million and $1.4 million, respectively, for fiscal 2024 and 2023.
12. Commitments and Contingencies
Leases
Intevac leases certain manufacturing facilities, warehouses, office space, and equipment under non-cancelable
operating leases that expire at various times up to June 2029 and has options to renew most leases, with rentals to be negotiated. Certain of Intevac’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. In December 2024, as part of its restructuring program, the Company ceased use and abandoned 51,000 square feet (67.7%) of its 75,376 square foot Santa Clara campus that was designated specifically for the TRIO product line manufacturing and development. The impairment charge is recorded in asset impairments and restructuring in the consolidated statement of operations. (see Note 13 Restructuring Charges.)
The Company and EOTECH entered into a Lease Assignment Agreement that assigned a portion of the Company’s lease obligation regarding its Santa Clara, California campus to EOTECH. The Company was contingently liable should EOTECH default on lease obligations through the lease termination date of March 2024. As the Company was not being released as the primary obligor under the original lease, the lease assignment was accounted for as a sublease.
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

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects our lease assets and our lease liabilities at December 28, 2024 and December 30, 2023.

	December 28, 2024	December 30, 2023
	(In thousands)
Assets:
Operating lease ROU assets	$2,103	$7,658

Liabilities:
Current operating lease liabilities	$1,397	$1,008
Noncurrent operating lease liabilities	5,402	6,976

	$6,799	$7,984

Lease Costs:
The components of lease costs were as follows:

	2024	2023
	(In thousands)
Operating lease cost	$1,987	$1,613
Operating lease cost subleased / assigned property	134	869
Short-term lease cost	169	125
Less: sublease income	(134)	(869)

Total lease cost, net	$2,156	$1,738

As of December 28, 2024, the maturity of operating lease liabilities was as follows (in thousands):

Total
2025	$1,933
2026	1,850
2027	1,799
2028	1,841
2029	786

Total lease payments	8,209
Less: Interest	(1,410)

Present value of lease liabilities	$6,799

Lease Term and Discount Rate:

	December 28, 2024	December 30, 2023
Weighted-average remaining lease term (in years)	4.17	5.01
Weighted-average discount rate	8.52%	8.37%
Other information:
Supplemental cash flow information related to leases was as follows:

	2024	2023
	(In thousands)
Operating cash outflows from operating leases	$1,183	$1,831

ROU asset impairment expense	$4,064	$—

ROU assets obtained in exchange for new operating lease liabilities	$—	$6,520

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
Letters of Credit
As of December 28, 2024, we had letters of credit and bank guarantees outstanding totaling $700,000, including the standby letter of credit outstanding under the Santa Clara, California facility lease and various other guarantees with its bank. These letters of credit and bank guarantees are collateralized by $700,000 of restricted cash.
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
The following table displays the activity in the warranty provision account for fiscal 2024 and 2023:

	2024	2023
	(In thousands)
Beginning balance	$205	$163
Expenditures incurred under warranties	(29)	(214)
Accruals for product warranties	199	262
Adjustments to previously existing warranty accruals	(208)	(6)

Ending balance	$167	$205

6
3

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
13. Restructuring Charges
During the fourth quarter of fiscal 2024, Intevac initiated a cost reduction plan (the “2024 Cost Reduction Plan”), which includes severance and asset impairments related to a strategic shift and product line reassessment to terminate its TRIO product line. During the fourth quarter of fiscal 2024, Intevac initiated a reduction in force, which was intended to reduce expenses by reducing our workforce by 24 percent including employees and contractors. Intevac incurred restructuring costs of $1.3 million in severance. Implementation of the workforce reduction is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $6.8 million on an annual basis. However, we may not be able to fully realize the cost savings and benefits initially anticipated from the workforce reduction. Substantially all cash outlays in connection with the workforce reduction are expected to be completed in the first quarter of fiscal 2025. The cost of implementing the workforce reduction are reported under cost of net revenues ($124,000) and operating expenses ($361,000 in selling, general and administrative expense and $801,000 in R&D expense) in the consolidated statements of operations. Additionally, as part of the workforce reduction the Company incurred a benefit of $603,000 related to stock-based compensation forfeitures related to the employees affected by the reduction in workforce.
In addition to the severance costs mentioned above, we recorded $19.0 million of inventory write-offs and $12.8 million of asset impairment and restructuring charges associated with the 2024 Cost Reduction Plan for the fiscal year ended December 28, 2024. The inventory write-offs are recorded in cost of net revenues in the consolidated statements of operations The asset impairment and restructuring charges are included in selling, general, and administrative expenses in our consolidated statements of operations, and are as follows (in thousands):

Restructuring:
Accruals for common area charges (a)	$1,642
Other restructuring charges (b)	47

1,689
Asset impairments:
Property and equipment (c)	6,178
ROU asset (d)	4,064
Technology assets (e)	851

11,093

Total asset impairment and restructuring charges	$12,782

(a) Restructuring
charges for the accrual
of the
non-lease
 components of rent were recorded based on the approved plan to reduce and abandon space permanently in our Santa Clara campus.
(b) Other restructuring charges relate to
non-refundable
deposits on software contracts and capitalized costs on projects abandoned due to ceasing development of the TRIO product.
(c) Property and equipment impairments relate to abandoned equipment related to projects abandoned due to ceasing development and manufacturing of the TRIO product.
(d) ROU asset impairment was recorded based on the approved plan to reduce and abandon space permanently in our Santa Clara campus. Significant assumptions used to estimate fair value of the ROU asset was the current economic environment and real estate market conditions. (See Note 12. Commitments and Contingencies.)

6
4

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(e) Technology assets were fully impaired on the cease use date in conjunction with internal projects abandoned due to terminating the TRIO product line. (See Note 15. Acquisition of Hia, Inc.)
During the third quarter of fiscal 2023, Intevac substantially completed implementation of a cost reduction plan (the “2023 Cost Reduction Plan”), which was intended to reduce expenses by reducing our workforce by 23 percent including employees and contractors. Intevac incurred restructuring costs of $2.0 million in severance, $2,000 in stock-based compensation associated with the modification of certain stock-based awards and other employee-related expenses associated with the 2023 Cost Reduction Plan. Additionally, as part of the 2023 Cost Reduction Plan the Company incurred a benefit of $462,000 related to stock-based compensation forfeitures related to the employees affected by the reduction in workforce. Substantially all cash outlays in connection with the 2023 Cost Reduction Plan occurred in the third quarter of fiscal 2023. The cost of implementing the 2023 Cost Reduction Plan was reported under cost of net revenues and operating expenses in the consolidated statements of operations. Implementation of the 2023 Cost Reduction Plan is expected to reduce salary, wages and other employee-related expenses and contractor payments by approximately $4.6 million on an annual basis. However, we may not be able to fully realize the cost savings and benefits initially anticipated from the workforce reduction.
During the fourth quarter of fiscal 2021, the Company recorded asset impairment and restructuring charges associated with the sale of the Photonics division including $665,000 in accruals for common area charges associated with an unused space commitment to EOTECH. The final payment was made in October 2023.
The following table summarizes the significant activities within, and components of, the restructuring liabilities.

	Employee Termination Costs		Other Exit Costs	Total
	(In thousands)
Balance at December 31, 2022	$—		$318	$318
Provision for restructuring charges under the 2023 Cost Reduction Plan	1,950		—	1,950
Cash payments made	(1,948)		—	(1,948)
Non-cash utilization	(2	)(a)	—	(2)
Provision for restructuring charges associated with Photonics sale (b)	—		7	7
Cash payments made	—		(325)	(325)

Balance at December 30, 2023	$—		$—	$—
Provision for restructuring charges under the 2024 Cost Reduction Plan	1,286		1,642	2,928
Cash payments made	(917)		(33)	(950)

Balance at December 28, 2024	$369	(c)	$1,609	$1,978

(a) Acceleration of equity awards.
(b) Included in discontinued operations.
(c) Liability for employee termination costs is included in accrued payroll and related liabilities.
15. Acquisition of Hia, Inc.
On August 26, 2022 (the “Closing Date”), the Company completed the acquisition of Hia, Inc., a supplier of magnetic bars, to bring the manufacturing of these magnetic bars in-house
and to protect our technology. Pursuant to the Stock Purchase Agreement, dated August 26, 2022, between the Company, Hia and the other parties thereto, the Company paid an aggregate purchase price of $700,000 to Hia’s stockholders on the Closing Date. Further contingent consideration would consist of amounts payable upon achievement of certain development and commercialization milestones, which consideration was estimated to be up to $500,000. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The Company was also obligated pay a royalty of $1,500 for each magnetic bar sold through December 31, 2030. If at any time prior to December 31, 2030, the Company effects a change of control or a sale, license, transfer or other disposition to a third party (other than an affiliate of Intevac) of all or substantially all of the assets or rights associated with the magnetic bars, then, upon the closing of such transaction, a payment of $1.7 million (minus any royalty payments previously paid) will immediately become due and payable, which payment shall fulfill the Company’s royalty obligations.

6
5

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the technology intangible assets of Hia. Contingent consideration is not recorded in an asset acquisition until the contingency was resolved (when the contingent consideration is paid or becomes payable) or when probable and reasonably estimable. The first milestone was achieved and contingent consideration in the amount of $250,000 was paid on January 17, 2023. The technology intangible assets was being amortized on a straight-line basis over a period of 8.3 years. Total amortization expense during fiscal 2024 and fiscal 2023 was $102,000 and $136,000, respectively.
During the fourth quarter of fiscal year 2024, the Company made the decision to abandon the TRIO product line. This resulted in an impairment charge of $851,000 to fully reserve the Hia product technology intangible. The impairment charge is recorded in asset impairments and restructuring in the consolidated statement of operations. (See Note 13 Restructuring Charges.)
Information regarding the technology intangible assets was as follows (in thousands):

December 30, 2023
Gross carrying amount	$1,132
Accumulated Amortization	(178)

Net carrying amount	$954

16. Segment
The Company operates in a single segment, Thin Film Equipment (“TFE”). TFE designs, develops and markets vacuum process equipment solutions for high-volume manufacturing of small substrates with precise thin-film properties, such as for the HDD market, as well as other adjacent thin-film markets. TFE derives revenues from customers by sale of systems, technology upgrades, spare parts, and field service. The accounting policies of TFE are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the TFE segment and decides how to allocate resources based on the net income (loss) that also is reported on the consolidated statement of operations as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. The chief operating decision maker uses net income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the TFE segment or into other parts of the entity, such as for acquisitions or to pay dividends. Net income (loss) is used to monitor budget versus actual results. monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company derives revenue primarily in North America and Asia and manages the business activities on a consolidated basis. The Company’s chief operating decision maker is the chief executive officer.
17. Subsequent Events.
Merger Agreement
On February 1
3
, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Seagate Technology Holdings plc, an Irish public limited company (“Parent”), and Irvine Acquisition Holdings, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Purchaser”). The Merger Agreement provides that Purchaser will commence a tender offer (the “Offer”) to acquire all of the Company’s issued and outstanding shares of common stock for $4.00 per share, payable in cash at closing, without interest and subject to reduction for any applicable withholding of taxes. Following the consummation of the Offer, Purchaser will be merged with and into the Company (the “Merger”), and we will continue as the surviving corporation and a wholly owned subsidiary of Parent. Completion of the Offer and the Merger is subject to customary closing conditions set forth in the Merger Agreement. We currently expect the Offer and the Merger to be completed in the first half of 2025.
In addition, in connection with the closing of the transactions contemplated by the Merger Agreement, the Company will pay a one-time special dividend of $0.052 per share.

INTEVAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividend
On February
12
, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per common share, to be paid on March
13
, 2025, to all stockholders of record as of February
28
, 2025.
2025 PRSUs
In January 2025, the Company granted to members of its senior management awards of performance-based restricted stock units (the “2025 PRSU Awards”) covering an aggregate of 555,000 shares of Intevac common stock at target performance and 1.1 million shares at maximum performance. The 2025 PRSU Awards are eligible to be earned based on achievement of (i) a performance goal relating to the Company’s compound annual revenue growth rate (“CARGR”) during a three-year performance period commencing on December 29, 2024 (the first day of our 2025 fiscal year) and ending on January 1, 2028 (the last day of our 2027 fiscal year) (the “CARGR Award”), or (ii) an operating profit percentage performance goal, measured during a one-year
performance period commencing on January 3, 2027 (the first day of our 2027 fiscal year) and ending on January 1, 2028 (the “OPP Award”), with
50
% of the target number of the 2025 PRSU Awards allocated to each of the CARGR Award and the OPP Award. The number of shares that can be earned under the CARGR Award or the OPP Award will range from 50% (upon achieving threshold performance with no shares eligible to be earned below threshold performance) to
200
% of the target number of shares, with any eligible shares vesting on the date performance is determined, subject to continued employment through such date.

6
7

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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on this evaluation, the CEO and CFO concluded that Intevac’s disclosure controls and procedures were effective as of December 28, 2024 in providing reasonable assurance that information required to be disclosed by Intevac in reports that Intevac files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Intevac’s management, including Intevac’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intevac’s internal control over financial reporting was effective as of December 28, 2024.
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, Intevac’s internal control over financial reporting.

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
8

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to the Company’s executive officers and key employees is included under the caption “Executive Officers of Intevac” under Item 1 of this Annual Report. The other information required by this item is included under the captions “Election of Directors,” [and] “Corporate Governance Matters” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is included under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance Matters” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

6
9

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

2.Exhibits

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	File Date

2.1	Asset Purchase Agreement, dated as of December 30, 2021, by and between Intevac, Inc., Intevac Photonics, Inc. and EOTECH, LLC	8-K	2.1	January 30, 2022.

2.2	First Amendment to Asset Purchase Agreement, dated March 7, 2022, by and among Intevac, Inc., Intevac Photonics, Inc. and EOTECH, LLC	10-Q	2.1	May 10, 2022

2.3	Agreement and Plan of Merger, dated as of February 13, 2025, by and among Seagate Technology Holdings plc, Irvine Acquisition Holdings, Inc, and Intevac, Inc.	8-K	2.1	February 13, 2025

3.1	Certificate of Incorporation of the Registrant	8-K	3.1	July 23, 2007

3.2	Amended and Restated Bylaws of the Registrant, dated as of February 13, 2025	8-K	3.1	February 13, 2025

4.1	Description of the Registrant’s Common Stock	10-K	4.1	February 12, 2020

10.1+	The Registrant’s 2003 Employee Stock Purchase Plan, as amended February 15, 2024	DEF 14A	A	April 10, 2024

10.2+	The Registrant’s 2012 Equity Incentive Plan, as amended March 21, 2018	DEF 14A	B	April 11, 2018

10.3+	Form of Restricted Stock Unit Agreement for 2012 Equity Incentive Plan	10-Q	10.4	May 1, 2012

10.4+	Form of Restricted Stock Agreement for 2012 Equity Incentive Plan	10-Q	10.5	May 1, 2012

10.5+	Form of Stock Option Agreement for 2012 Equity Incentive Plan	10-Q	10.6	May 1, 2012

10.6	Lease dated March 20, 2014 regarding the space located at 3544, 3560, 3570 and 3580 Bassett Street, Santa Clara, California	10-Q	10.8	April 29, 2014

10.7	Lease Assignment Agreement dated as of December 30, 2021, by and between Intevac, Inc., and EOTECH, LLC	10-K	10.10	February 17, 2022

10.8	First Amendment to Lease, dated as of November 21, 2023, by and between the Company and HGIT BASSETT CAMPUS LP, for premises located in Santa Clara, California	8-K	10.1	December 6, 2023

10.9+	The Registrant’s 2020 Equity Incentive Plan as amended February 15, 2024	DEF 14A	B	April 10, 2024

10.10+	Form of Restricted Stock Unit Agreement for 2020 Equity Incentive Plan	S-8 (No. 33-238262)	4.5	May 14, 2020

10.11+	Form of Stock Option Agreement for 2020 Equity Incentive Plan	S-8 (No. 33-238262)	4.7	May 14, 2020

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	File Date

10.12+	Form of Outside Director Restricted Stock Unit Agreement for 2020 Equity Incentive Plan	S-8 (No. 33-238262)	4.8	May 14, 2020

10.13+	Intevac, Inc. 2022 Inducement Equity Incentive Plan as amended July 1, 2024	10-Q	10.6	August 6, 2024

10.14+	Form of RSU Agreement under the Intevac, Inc. 2022 Inducement Equity Incentive Plan	8-K	10.3	January 20, 2022

10.15+	The Registrant’s 401(k) Profit Sharing Plan (P)	S-1 (No. 33-97806)

10.16+	Form of Director and Officer Indemnification Agreement	10-K	10.9	March 14, 2008

10.17+	The Registrant’s Executive Incentive Plan	10-Q	10.1	May 4, 2023

10.18+	Employment Agreement, dated January 18, 2022, by and between Nigel Hunton and Intevac, Inc.	8-K	10.1	January 20, 2022

10.19+	Amendment to Employment Agreement, dated December 12, 2024, by and between Nigel Hunton and Intevac, Inc

10.20+	Form of 2022 PRSU Award Agreement (Company Stock Price Hurdle) under the 2022 Inducement Equity Incentive Plan	8-K	10.1	May 19, 2022

10.21+	Form of 2022 PRSU Award Agreement (Company Stock Price Hurdle) under the 2020 Equity Incentive Plan	8-K	10.2	May 19, 2022

10.22+	Form of the 2023 PRSU Award Agreement under the 2020 Equity Incentive Plan	10-Q	10.1	August 3, 2023

10.23+	Form of 2024 PRSU Award Agreement (Grant 1) under the 2020 Equity Incentive Plan	10-Q	10.1	August 6, 2024

10.24+	Form of the 2024 PRSU Award Agreement (Grant 2) under the 2020 Equity Incentive Plan	10-Q	10.2	August 6, 2024

10.25+	Form of 2024 PRSU Award Agreement (Grant 1) under the 2022 Inducement Equity Incentive Plan	10-Q	10.1	November 12, 2024

10.26+	Form of the 2024 PRSU Award Agreement (Grant 2) under the 2022 Inducement Equity Incentive Plan	10-Q	10.2	November 12, 2024

10.27+	Form of the 2025 PRSU Award Agreement (Grant 1) under the 2020 Equity Incentive Plan

10.28+	Form of the 2025 PRSU Award Agreement (Grant 2) under the 2020 Equity Incentive Plan

10.29+	Form of the CEO 2025 PRSU Award Agreement (Grant 1) under the 2020 Equity Incentive Plan

10.30+	Form of the CEO 2025 PRSU Award Agreement (Grant 2) under the 2020 Equity Incentive Plan

10.31+	Form of Outside Director Stock Option Agreement for 2020 Equity Incentive Plan	10-Q	10.3	August 6, 2024

10.32+	Amended and Restated Change in Control Agreement with John Dickinson dated December 11, 2024

10.33+	Offer Letter, effective as of July 9, 2024, between Intevac and Cameron McAulay	10-Q	10.7	August 6, 2024

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	File Date

10.34+	Amended and Restated Change in Control Agreement with Cameron McAulay dated December 11, 2024

10.35	Letter agreement dated as of November 8, 2024, between Intevac, Inc. and Palogic Value Management, L.P. and certain of its affiliates	8-K		November 13, 2024

19.1	Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer, Secretary and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy	10-K	97.1	February 15, 2024

101	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in Inline XBRL (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(P)	Paper exhibit.
+	Management compensatory plan or arrangement

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2025.

INTEVAC, INC.

/s/ CAMERON MCAULAY
Cameron McAulay
Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nigel D. Hunton and Cameron McAulay and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIGEL D. HUNTON	President,	February 14, 2025
(Nigel D. Hunton)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ CAMERON MCAULAY (Cameron McAulay)	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	February 14, 2025

/s/ KEVIN D. BARBER	Chairman of Board	February 14, 2025
(Kevin D. Barber)

/s/ DAVID S. DURY	Director	February 14, 2025
(David S. Dury)

/s/ DOROTHY D. HAYES	Director	February 14, 2025
(Dorothy D. Hayes)

/s/ MICHELE F. KLEIN	Director	February 14, 2025
(Michele F. Klein)

/s/ EIJI MIYANAGA	Director	February 14, 2025
(Eiji Miyanaga)

/s/ RYAN VARDEMAN	Director	February 14, 2025
(Ryan Vardeman)

73