Form 10-K/A
period 2024-12-28
INTEVAC INC
filed 2025-03-19
CIK 1001902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number
0-26946
INTEVAC, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3125814
3560 Bassett Street
Santa Clara, California 95054
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
On February 14, 2025, 27,168,081 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Auditor Name: BPM LLP  Auditor Location: San Jose, California  Auditor Firm ID: 207

EXPLANATORY NOTE

On February 14, 2025, Intevac, Inc. (“Intevac,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Original Filing for the purposes of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of the Original Filing other than Part III, Items 10 through 14, are true or complete as of any date subsequent to the Original Filing.

INTEVAC, Inc.

Index to the Form 10-K/A

For the Fiscal Year Ended December 28, 2024

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our business is managed under the direction of our board of directors (the “Board”), which currently consists of seven members. Information regarding our directors, including their age as of March 15, 2025, is set forth below. Except for Ryan L. Vardeman, who was appointed to our board of directors in connection with a letter agreement dated as of November 8, 2024 between Intevac and Palogic Value Management, L.P. and certain of its affiliates, there are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Position(s) with Intevac	Age	Director Since	Committees	Other Reporting Company Boards
Kevin D. Barber	Chairman of the Board	64	2018	HCC (Chair), AC	—
Nigel D. Hunton	President and Chief Executive Officer	64	2022		—
David S. Dury	Director	76	2002	NGC (Chair), AC,	—
Dorothy D. Hayes	Director	74	2019	AC (Chair), HCC	1
Michele F. Klein	Director	75	2019	HCC, NGC	1
Eiji Miyanaga	Director	54	2024	HCC	—
Ryan L. Vardeman	Director	47	2024		—

AC – Audit Committee, HCC – Human Capital Committee, NGC – Nominating and Governance Committee

Mr. Barber has served as a director of Intevac since February 2018, as Chairman of the Board since September 2024, as Chair of the Human Capital Committee since February 2019, and as a member of the Audit Committee since August 2018. From 2018 to February 2023, Mr. Barber served as Chief Executive Officer of Ensurge Micropower ASA, a publicly traded Norwegian company and a manufacturer of solid state lithium batteries. Prior to joining Ensurge Micropower ASA, Mr. Barber served from 2011 to 2018 as the Senior Vice President and General Manager of the Mobile Division of Synaptics, a provider of human interface technologies. From 2008 to 2010, Mr. Barber served as Chief Executive Officer and president of ACCO Semiconductor, Inc., a fabless semiconductor company serving the mobile communications market. From 2006 to 2008, Mr. Barber served as a consultant for PRTM Management Consultants Inc. From 2003 to 2006, Mr. Barber served in various roles at Skyworks Solutions, a provider of analog semiconductors, including senior vice president and general manager, mobile platforms, and earlier, RF solutions, and senior vice president, operations. From 1997 to 2002, Mr. Barber served as senior vice president of operations for Conexant Systems. Mr. Barber holds a BS in Electrical Engineering from San Diego State University and an MBA from Pepperdine University. The Board believes Mr. Barber’s qualifications to serve on the Board include his experience as chief executive officer of a solid state lithium battery company and his years of operational and management experience in the mobile display and handset, tablet, and semiconductor device industries.

Mr. Hunton joined Intevac in January 2022 as President and Chief Executive Officer (“CEO”) and has served as a director of Intevac since January 2022. Prior to joining Intevac, Mr. Hunton served as President and Chief Executive Officer at Photon Control Inc., a provider of optical sensors and systems to the semiconductor equipment industry, from May 2019 to July 2021. From July 2017 to May 2019, he was the President and Chief Executive Officer at Ferrotec (USA) Corporation, an electronics component manufacturing company. From April 2017 to July 2017, Mr. Hunton served as Special Projects Manager at Ferrotec GmbH. Mr. Hunton served as Managing Director at Hunton Associates Ltd, a management consulting company, from January 2016 to July 2017. From 2012 to 2015, Mr. Hunton served as Chief Executive Officer of MBA Polymers, Inc., a recycling company. From 1985 to 2012, Mr. Hunton served in various management roles at the Edwards Group, a global vacuum technology company. Mr. Hunton holds a BS in mechanical engineering from University of Manchester Institute of Science and Technology. The Board believes Mr. Hunton’s qualifications to serve on the Board include his years of executive experience, including as chief executive officer of several companies, his strong leadership abilities, management skills and technical expertise.

Mr. Dury has served as a director of Intevac since July 2002, as the Chair of the Nominating and Governance Committee since February 2018 and as a member of the Audit Committee since May 2022. Mr. Dury previously served as Chairman of the Board from August 2017 to September 2024 and as Lead Independent Director from 2007 to 2017. Mr. Dury served as a co-founder of Mentor Capital Group, a venture capital firm from July 2000 until his retirement in May 2009. From 1996 to 2000, Mr. Dury served as Senior Vice President and Chief Financial Officer (“CFO”) of Aspect Development, a software development firm. Mr. Dury holds a BA in psychology from Duke University and an MBA from Cornell University. The Board believes Mr. Dury’s qualifications to serve on the Board include his executive experience as a partner in a venture capital firm, his experience with financial accounting matters as a previous CFO, and his operational, management and corporate governance expertise working on other companies’ boards of directors.

Ms. Hayes has served as a director of Intevac since June 2019, as Chair of the Audit Committee since August 2019 and as a member of the Human Capital Committee since May 2022. Ms. Hayes served from 2003 until her retirement in 2008 as Corporate Controller and Chief Accounting Officer and later as Chief Audit Executive at Intuit, a business and financial software company. From 1999 until 2003, Ms. Hayes served as Vice President, Corporate Controller and Chief Accounting Officer of Agilent Technologies, a public research, development and manufacturing company. From 1989 until 1999, Ms. Hayes served as Assistant Corporate Controller, financial executive of the Measurement Systems Organization and Chief Audit Executive of Hewlett Packard, a multinational information technology company. From 1980 until 1989, Ms. Hayes served in various management functions including Vice President, Corporate Controller of Apollo Computer, a computer hardware and software company. Ms. Hayes previously served on the board of directors at First Tech Federal Credit Union, a cooperative financial institution from 2011 to April 2024 and served as the nonexecutive Chairman from 2016 to April 2022. Ms. Hayes currently serves on the board of directors and as chair of the audit committee of BigBear.ai Holdings, Inc., a software products and technology company that operationalizes artificial intelligence and machine learning at scale through its end-to-end data analytics platform. She previously served as a Strategic Advisor and board member for GigCapital Global, Inc., a serial SPAC issuer, including as chair of the audit committee for GigCapital5, Inc. from February 2021 to March 2024, and chair of the audit committee for GigInternational1, Inc from March 2021 to December 2022. She previously chaired the audit committee of the Vantagepoint Funds, a captive mutual fund series of ICMA Retirement Corporation, and the audit committee for Range Fuels, a privately-held biofuels company. Ms. Hayes currently serves as a board member of the non-profit CoGenerate (formerly Encore.org). Ms. Hayes previously served as a board member of Center for Excellence in Nonprofits and the Computer History Museum. Ms. Hayes holds an MS in Finance from Bentley University and received both an MS in Business Administration and a BA in Elementary Education from the University of Massachusetts, Amherst. The Board believes Ms. Hayes’s qualifications to serve on the Board include her expertise in internal audit and controllership with large global technology companies and corporate governance expertise working on other companies’ boards of directors.

Ms. Klein has served as a director of Intevac since June 2019 and as a member of the Human Capital Committee and the Nominating and Governance Committee since August 2019. She also serves on the board of directors of Aviat Networks, Inc., a provider of private networks, chairing the Nominating and Governance Committee and serving as a member of the Compensation Committee. Ms. Klein currently heads Jasper Ridge Inc., a consulting company developing technology to improve vision and is a director of Gridtential Energy, a private energy storage company. From 2021 to 2023, Ms. Klein was a director of Rockley Photonics Holdings Limited, a photonics technology company, where she chaired the Nominating and Governance Committee and served as a member of the Compensation Committee. From 2017 to 2021, she served as a director of Photon Control Inc., a publicly-listed Canadian company providing sensors and systems to the semiconductor equipment industry, chairing the Mergers & Acquisitions Committee and serving on the Audit Committee. From 2005 to 2010, Ms. Klein served as Senior Director of Applied Ventures LLC, the venture capital arm of Applied Materials, where she recommended and managed venture capital investments in energy storage and solar energy, and represented Applied Materials on the boards of energy technology companies. Prior to that Ms. Klein co-founded Boxer Cross Inc., a semiconductor equipment manufacturer, and served as Chief Executive Officer and on the board of directors from 1997 until its acquisition by Applied Materials in 2003. She previously co-founded and led High Yield Technology Inc., a semiconductor metrology company, from 1986 until its acquisition by Pacific Scientific in 1996. Prior to that, Ms. Klein held management positions at Knoll International, a manufacturer of office furniture systems, and Hewlett-Packard, a multinational information technology company. Ms. Klein holds an MBA from the Stanford Graduate School of Business and a BS from the University of Illinois. The Board believes Ms. Klein’s qualifications to serve on the Board include her experience as a chief executive officer of a semiconductor equipment manufacturing company and years of operational, management and corporate governance expertise working on other companies’ boards of directors in the semiconductor equipment and solar energy industries.

Mr. Miyanaga has served as a director of Intevac since August 2024 and as a member of the Human Capital Committee since September 2024. Mr. Miyanaga has spent over thirty years serving in various capacities at Ferrotec (USA) Corporation, an electronics component manufacturing company, most recently as CEO from January 2010 to September 2023, and as Chairman of the board of directors from April 2002 to September 2023. Mr. Miyanaga served on the board of directors of Ferrotec Holdings Corporation an electronics component manufacturing company listed in Japan, from 2015 to September 2023, with additional director roles as Chairman of the Board of Ferrotec Manufacturing Malaysia from April 2022 to June 2023, and as non-executive director at Ferrotec Material Technology Corporation, from 2015 to June 2023. Mr. Miyanaga has also served on the board of directors of Thin SiC Inc., a technology company, since July 2022. Additional director roles include Chairman of the Board of Admap Ceramics Inc. from 2015 to 2018. Mr. Miyanaga holds a BS in business administration from California State University, Fullerton. The Board believes Mr. Miyanaga’s qualifications to serve on the Board include his years of executive experience, including as chief executive officer, his strong leadership abilities, management skills and technical expertise.

Mr. Vardeman has served as a director of Intevac since November 2024. Mr. Vardeman serves as a principal and co-founder of Palogic Value Management, L.P., an investment management company, a position he has held since January 2007. Mr. Vardeman has extensive corporate strategy, operating, financial and investment experience including capital structure analysis, a focus on small-cap equities, and investing in a broad range of industries with an emphasis on technology and software companies. Mr. Vardeman also served on the board of directors of BSQUARE Corporation, a software company that helped businesses create intelligent systems and connected devices, from 2018 to 2023. Mr. Vardeman holds a BS in Electrical Engineering and Computer Science from Texas Tech University and an MBA from the Owen Graduate School of Management at Vanderbilt University. The Board believes Mr. Vardeman’s qualifications to serve on the Board include his executive experience through management of a small-cap investment fund and his extensive financial experience in both public and private companies, which provides the Board with valuable expertise in corporate finance, strategic planning, and capital and credit markets.

Executive Officers

The following table sets forth certain information about our executive officers and their respective ages as of March 15, 2025. Officers are elected by the Board to hold office until their successors are elected and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Nigel D. Hunton	64	President and Chief Executive Officer
Cameron McAulay	49	Chief Financial Officer, Secretary and Treasurer
John Dickinson	57	Chief Operating Officer

For the biography of Mr. Hunton see the section titled “Board of Directors” above.

Mr. McAulay joined Intevac as Chief Financial Officer in July 2024. Mr. McAulay previously served as Chief Financial Officer of Transphorm, Inc., a semiconductor company and manufacturer of transistors, from November 2015 to July 2024. From December 2012 to October 2015, he serviced as finance director of KLA Corporation, a provider of advanced process control and process-enabling solutions for manufacturing wafers and reticles, integrated circuits, packaging and printed circuit boards. From September 2011 to November 2012, he served as Finance Director, Microcontrollers and Touch Finance Groups at Atmel Corporation, a semiconductor manufacturer. From 2004 to 2011, he served in various roles including audit, group and division controller at National Semiconductor Corporation, a semiconductor manufacturer. Mr. McAulay earned his BS in Math, Statistics and Accountancy, with honors, from the University of Strathclyde in Glasgow, Scotland.

Mr. Dickinson joined Intevac as Vice President of Operations in August 2022 and was promoted to Chief Operating Officer in January 2025. Mr. Dickinson previously served as Director, Mechanical Engineer within the ICAPS group (encompassing chips for IoT, communications, automotive, power, and sensors) of Applied Materials, Inc. from April 2021 to August 2022. From January 2018 to April 2021, Mr. Dickinson served as Managing Director of the Livermore Business Unit of Ferrotec USA, a leading global supplier of advanced materials, components, and precision system solutions used in a broad array of end products, manufacturing systems, and industries. From 2012 to April 2018, Mr. Dickinson served as Applications Engineering Director, Distinguished Member of the Technical Staff at Applied Materials, Inc. From 1995 to 2012, Mr. Dickinson held various management and engineering roles at the Edwards Group, a leading developer and manufacturer of sophisticated vacuum products, abatement solutions and related value-added services. Mr. Dickinson holds an MS in Mechanical Engineering and Materials from the University of London.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. SEC regulations require us to identify anyone who filed a required report late during the most recent year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during 2024, all Section 16(a) filing requirements were satisfied on a timely basis, except Mr. Hunton and Mr. Dickinson each filed a late Form 4 on November 26, 2024 to report shares withheld for taxes in connection with the vesting of restricted stock units.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have also adopted a Director Code of Ethics that applies to all of our directors. You can find both our Code of Business Conduct and Ethics and our Director Code of Ethics on our website at www.intevac.com. We post on our website any amendments to the Code of Business Conduct and Ethics and the Director Code of Ethics, as well as any waivers, that are required to be disclosed by the rules of either the Securities and Exchange Commission or Nasdaq.

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consists of Ms. Hayes (chair), Mr. Barber and Mr. Dury. The Board has determined that each of Ms. Hayes, Mr. Barber and Mr. Dury (i) meets the requirements for independence of audit committee members under the rules and regulations of the SEC and the Nasdaq Listing Rules, (ii) is “financially sophisticated” under the Nasdaq Listing Rules, and (iii) is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended.

Insider Trading Policies and Procedures

We have adopted an insider trading policy applicable to our directors, officers, employees, consultants and contractors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing requirements. A copy of our insider trading policy was filed as Exhibit 19.1 to our 2024 Annual Report on Form 10-K filed with the SEC on February 14, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11.	Executive Compensation

A Compensation Discussion and Analysis (“CD&A”) is not required to be included in this filing under the scaled disclosure requirements applicable to Smaller Reporting Companies (“SRCs”). The following tables reflect the scaled disclosure available to SRCs.

2024 Summary Compensation Table

The following table presents information concerning the total compensation of Intevac’s named executive officers (the “NEOs”), which consist of (i) Intevac’s President and CEO, who was the Company’s principal executive officer (“PEO”), and (ii) Messrs. McAulay and Dickinson, the two most highly compensated executive officers other than the PEO, who were serving as executive officers at the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Nigel Hunton	2024	571,162	813,600	577,500	2,000	1,964,262
President and CEO	2023	549,994	649,440	180,000	2,000	1,381,434
Cameron McAulay (4)	2024	154,316	439,200	170,009	2,000	765,525
CFO
John Dickinson	2024	337,511	314,600	170,633	2,000	824,744
Chief Operating Officer	2023	325,000	257,298	25,000	2,000	609,298

(1)

Amounts shown do not reflect compensation actually received by the NEO. Instead, the amounts shown are the grant date fair value of time-based RSUs and PRSUs granted in fiscal 2024 and fiscal 2023 for all NEOs as determined pursuant to ASC 718. The material assumptions used to calculate the value of stock awards in fiscal 2024 and fiscal 2023 are set forth under Note 4 of the notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2024 filed with the SEC on February 14, 2025. The value of the PRSU awards granted in 2024 to Messrs. Hunton, McAulay and Dickinson based upon the then-probable outcome of the performance conditions, as computed in accordance with ASC 718, was $465,600, $263,520 and $174,600 for each award, respectively. Assuming that the maximum level of performance will be achieved and based on the $3.88 closing price of our shares on the date of grant for Messrs. Hunton and Dickinson and based on the $3.66 closing price of our shares on the date of grant for Mr. McAulay, the value of each such PRSU award is $931,200, $527,040 and $349,200, respectively. The value of the PRSU awards granted in 2023 to Messrs. Hunton and Dickinson based upon the then-probable outcome of the performance conditions, as computed in accordance with ASC 718, was $285,360, and $117,299 for each award, respectively. Assuming that the maximum level of performance will be achieved and based on the $4.92 closing price of our shares on the date of grant, the value of each such PRSU award is $1,141,440 and $469,196, respectively. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.

(2)	The amounts shown in this column represent the value of cash bonuses earned during the year indicated and paid in the first quarter of the subsequent year.
(3)	Amounts in 2024 and 2023 include matching contributions we made under our tax-qualified 401(k) plan, which provides for broad-based employee participation.
(4)	Mr. McAulay joined the Company on July 15, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table presents information regarding outstanding stock awards held by the NEOs at the end of fiscal 2024. None of the NEOs held stock options at the end of fiscal 2024.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(2)
Nigel Hunton	55,500	(3)	194,805	500,250	(4)	1,755,878
	37,183	(5)	130,512	232,000	(6)	814,320
	87,000	(7)	305,370	120,000	(8)	421,200
	—		—	60,000	(9)	210,600
Cameron McAulay	48,000	(10)	168,480	72,000	(8)	252,720
	—		—	36,000	(9)	126,360
John Dickinson	16,666	(11)	58,498	61,950	(4)	217,445
	14,298	(12)	50,186	95,365	(6)	334,731
	35,000	(7)	122,850	45,000	(8)	157,950
	—		—	22,500	(9)	78,975

(1)	Reflects RSUs and PRSUs granted under Intevac’s 2020 Equity Incentive Plan or 2022 Inducement Equity Incentive Plan.
(2)	Values reported were determined by multiplying the number of unvested stock awards by $3.51, the closing price of our common stock on the Nasdaq Global Select Market on December 28, 2024.
(3)	55,500 shares vested on January 19, 2025.
(4)

Assuming continued employment with Intevac, 1/3 of the shares vest when the average market closing price of our common stock is $8.00 or higher for thirty consecutive trading days, 1/3 shares vest when the average market closing price of our common stock is $9.00 or higher for thirty consecutive trading days, and 1/3 shares vest when the average market closing price of our common stock is $10.00 or higher for thirty consecutive trading days.

(5)

6,198 shares vested on February 15, 2025. Assuming continued employment with Intevac, 6,197 shares will vest on each of May 15, 2025, August 15, 2025, November 15, 2025, February 15, 2026, and May 15, 2026.

(6)

Assuming continued employment with Intevac, 50% of the shares subject to the award will vest upon the satisfaction and certification of a performance goal, and 12.5% of the shares subject to the award will vest upon each satisfaction and certification of four other performance goals.

(7)	Assuming continued employment with Intevac, 33% of the shares subject to the award will vest on May 15, 2025, and 8.375% of the shares subject to the award will vest quarterly thereafter.
(8)

Assuming continued employment with Intevac, 50% of the shares subject to the award will vest upon the satisfaction and certification of a performance goal and 25% of the shares subject to the award will vest upon each satisfaction and certification of two other performance goals.

(9)

Assuming continued employment with Intevac, all shares subject to the award are scheduled to vest in February 2027 if the fiscal 2026 financial performance goal is achieved. The number of shares reported in the table is the target amount, and the actual number of shares that may vest ranges from 0% to 200% of the target amount, depending on achievement and certification of specified fiscal 2026 financial performance goal.

(10)	Assuming continued employment with Intevac, 33% of the shares subject to the award will vest on August 15, 2025, and 8.375% of the shares subject to the award will vest quarterly thereafter.
(11)	Assuming continued employment with Intevac, 16,666 shares will vest on August 15, 2025.
(12)

2,383 shares vested on February 15, 2025. Assuming continued employment with Intevac, 2,383 shares will vest on of each of May 15, 2025, August 15, 2025, November 15, 2025, February 15, 2026, and May 15, 2026.

Executive Employment Agreements and Severance Arrangements

Employment Agreement with Nigel Hunton

Pursuant to the terms of an at-will employment agreement dated January 19, 2022, as amended December 11, 2024 (the “Hunton Employment Agreement”), Mr. Hunton is eligible for an annual bonus targeted at 100% of his then-current base salary, which base salary currently is $600,600. The Hunton Employment Agreement also provides that Mr. Hunton is eligible to receive equity awards pursuant to any plans or arrangements we may have in effect from time to time and to participate in our employee benefit plans and programs on the same terms and conditions as other similarly-situated employees.

Under the Hunton Employment Agreement, if we terminate Mr. Hunton’s employment for a reason other than Cause (as such term is defined in the Hunton Employment Agreement) (and not by reason of Mr. Hunton’s death or Disability (as such term is defined in the Hunton Employment Agreement)) or if Mr. Hunton resigns from employment for Good Reason (as such term is defined in the Hunton Employment Agreement), Mr. Hunton will receive as severance:

•

continuing payments of Mr. Hunton’s base salary in effect on the date of Mr. Hunton’s termination, payable in accordance with our standard payroll procedures for a period of twelve (12) months (or, if such termination occurs within the twelve (12) month period following a Change in Control (as defined in our 2020 Equity Incentive Plan) (the “Change in Control Period”), this will instead be for a period of eighteen (18) months) (the “Severance Period”);

•

the immediate vesting of each of Mr. Hunton’s then-outstanding equity awards as to 50% of the unvested number of shares subject to each equity award (or, if such termination occurs within the Change in Control Period, the immediate vesting as to 100% of Mr. Hunton’s then-outstanding equity awards), in each case other than performance-based equity awards, which will instead be treated as provided in the award agreement related to such Intevac equity;

•	payment or reimbursement for premiums for medical, vision and dental coverage under COBRA for Mr. Hunton and his eligible dependents for up to the length of the Severance Period;

•

a lump sum payment equal to a prorated portion of the average bonus paid to Mr. Hunton over the three most recently completed bonus periods or such lesser period of time that Mr. Hunton has been employed (or at target bonus if no bonus period has been completed), or, if the termination occurs within the Change in Control Period, payment of 150% of Mr. Hunton’s target bonus;

•

if bonuses have not been paid for the calendar year preceding the year in which the termination occurs, a lump sum payment equal to the bonus that Mr. Hunton would have received had he remained employed through the bonus payment date based on actual performance; and

•

if Mr. Hunton’s termination occurs within the Change in Control Period, a lump sum payment equal to a prorated portion of Mr. Hunton’s target bonus, based on the number of completed days in such year for which Mr. Hunton was employed by us as of the termination date.

The receipt of severance under the Hunton Employment Agreement remains contingent upon Mr. Hunton signing and not revoking a release of claims in favor of the Company, and his continued compliance with the terms of his confidentiality agreement entered into with the Company.

Under the Hunton Employment Agreement, in the event the severance payments and other benefits payable to Mr. Hunton constitute “parachute payments” under Section 280G of the U.S. Internal Revenue Code and would be subject to the applicable excise tax, then his severance benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in his receipt on an after-tax basis of the greatest amount of benefits.

Offer Letter with Cameron McAulay

Pursuant to the terms of an at-will employment offer letter dated July 9, 2024, Mr. McAulay is eligible for an annual bonus targeted at 60% of his then-current base salary, which base salary currently is $380,000. The offer letter also provides that Mr. McAulay is eligible to receive equity awards pursuant to any plans or arrangements we may have in effect from time to time and to participate in our employee benefit plans and programs on the same terms and conditions as other similarly-situated employees.

Offer Letter with John Dickinson

Pursuant to the terms of an at-will employment offer letter dated August 5, 2022, Mr. Dickinson is eligible for an annual bonus targeted at 60% of his then-current base salary, which base salary currently is $365,000. The offer letter also provides that Mr. Dickinson is eligible to receive equity awards pursuant to any plans or arrangements we may have in effect from time to time and to participate in our employee benefit plans and programs on the same terms and conditions as other similarly-situated employees.

Amended and Restated Change in Control Agreements with Cameron McAulay and John Dickinson

In December 2024, we entered into an Amended and Restated Change in Control Agreement with each of Cameron McAulay and John Dickinson (each, a “CIC Agreement”).

As per the terms of each CIC Agreement, if within 12 months following a “change in control” (as such term is defined in the CIC Agreement), we terminate the executive officer’s employment without “cause” (as such term is defined in the CIC Agreement) or if the executive officer resigns for “good reason” (as such term is defined in the CIC Agreement), the applicable executive officer will receive:

•

continuing payments of the executive officer’s base salary in effect on the date of the executive officer’s termination, payable in accordance with Intevac’s standard payroll procedures for a period of 12 months;

•

immediate vesting of each of the executive officer’s then-outstanding Intevac equity awards other than performance-based equity awards, which will instead be treated as provided in the award agreement related to such Intevac equity;

•	payment or reimbursement for premiums for medical, vision and dental coverage under COBRA for the executive officer and the executive officer’s eligible dependents for up to 12 months;

•	a lump sum payment equal to 100 percent of the executive officer’s target bonus;

•

if bonuses have not been paid for the calendar year preceding the year in which the termination occurs, a lump sum payment equal to the bonus that the executive officer would have received had the executive officer remained employed through the bonus payment date based on actual performance; and

•

a lump sum payment equal to a prorated portion of the executive officer’s target bonus, based on the number of completed days in such year for which the executive officer was employed by Intevac as of the termination date.

The receipt of severance under the CIC Agreement remains contingent upon the executive officer signing and not revoking a release of claims in favor of Intevac.

Under each CIC Agreement, in the event the severance payments and other benefits payable to the applicable executive officer constitute “parachute payments” under Section 280G of the U.S. Internal Revenue Code and would be subject to the applicable excise tax, then his severance benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in his receipt on an after-tax basis of the greatest amount of benefits.

Compensation of Directors

The following table sets forth information regarding the total compensation awarded to, earned by or paid to each of our non-employee directors during the fiscal year ended December 28, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Kevin D. Barber	70,500	48,000	16,537	135,037
David S. Dury	82,500	48,000	16,537	147,037
Dorothy D. Hayes	65,000	48,000	16,537	129,537
Michele F. Klein	54,000	48,000	16,537	118,537
Eiji Miyanaga	16,580	42,480	12,445	71,505
Ryan L. Vardeman	5,875	30,600	8,973	45,448

(1)

Amounts shown do not reflect compensation actually received by the director. Instead, the amounts shown are grant date fair value of awards granted during fiscal 2024 as determined pursuant to ASC 718. The assumptions used to calculate the value of stock awards and option awards are set forth under Note 4 of the notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2024 filed with the SEC on February 14, 2025.

(2)

Mr. Barber, Mr. Dury, Ms. Hayes, and Ms. Klein each received an award of 12,000 restricted stock units on May 16, 2024, with a grant date fair value of $48,000. Mr. Miyanaga received an award of 12,000 restricted stock units on August 28, 2024, with a grant date fair value of $42,480. Mr. Vardeman received an award of 12,000 restricted stock units on November 12, 2024, with a grant date fair value of $30,600. Mr. Barber, Mr. Dury, Ms. Hayes, Ms. Klein, Mr. Miyanaga and Mr. Vardeman each had 12,000 restricted stock units outstanding at December 28, 2024.

(3)

On May 16, 2024, Mr. Barber, Mr. Dury, Ms. Hayes, and Ms. Klein each received a stock option grant to purchase 10,300 shares of common stock, with a fair value on the grant date of $16,537. On August 28 ,2024, Mr. Miyanaga received a stock option grant to purchase 10,300 shares of common stock, with a fair value on the grant date of $12,445. On November 12, 2024, Mr. Vardeman received a stock option grant to purchase 10,300 shares of common stock, with a fair value on the grant date of $8,973. The directors had options to purchase the following shares of common stock outstanding at December 28, 2024: Mr. Barber: 35,300 shares; Mr. Dury: 23,300 shares; Ms. Hayes: 30,300 shares; Ms. Klein: 35,300 shares; Mr. Miyanaga: 10,300 shares; and Mr. Vardeman: 10,300 shares.

Standard Director Compensation Arrangements

Intevac uses a combination of cash and equity compensation to attract and retain qualified candidates to serve on the Board. The Human Capital Committee of the Board conducts an annual review of director compensation in consultation with Radford and, if appropriate, recommends any changes in the type or amount of compensation to the Board. In reviewing director compensation, the Human Capital Committee takes into consideration the compensation paid to non-employee directors of comparable companies, including competitive non-employee director compensation data and analyses prepared by compensation consulting firms and the specific duties and committee responsibilities of particular directors. In addition, the Human Capital Committee may make recommendations or approve changes in director compensation in connection with the Human Capital Committee’s administration and oversight of our 2020 Equity Incentive Plan (the “2020 Plan”). Any change in director compensation is approved by the Board.

Cash Compensation

Annual cash compensation for non-employee board members are as follows:

	2024	2023
Non-Chair Board Retainer	$45,000	$45,000
Additional Board Chair Retainer	$28,000	$25,000
Audit Committee Chairmanship Compensation	$15,000	$15,000
Human Capital Committee Chairmanship Compensation	$10,000	$10,000
Nominating and Governance Committee Chairmanship Compensation	$8,000	$7,500
Audit Committee Member Compensation	$8,500	$7,500
Human Capital Committee Member Compensation	$5,000	$5,000
Nominating and Governance Committee Member Compensation	$4,000	$3,750

Directors do not receive cash compensation for attending meetings of the Board.

Equity Compensation

Our non-employee directors are eligible to receive grants of options to purchase shares of our common stock and other equity awards pursuant to our 2020 Plan when and as determined by the Board and subject to the 2020 Plan’s limits on annual non-employee director grants. The 2020 Plan provides that no non-employee director may be granted, in any fiscal year, equity awards covering more than 25,000 shares, which limit is increased to 40,000 shares in the fiscal year of his or her initial service as a non-employee director; however, any awards granted to an individual while he or she was an employee, or a consultant, will not count for purposes of these limits.

Under the 2020 Plan, in the event of a change in control, awards granted to non-employee directors vest in full, and, if applicable, become exercisable, as of immediately prior to the change in control. With respect to options previously granted to non-employee directors under our 2012 Equity Incentive Plan (the “2012 Plan”), with respect to equity awards that are assumed or substituted for in connection with a change in control or a merger of Intevac with or into another corporation or entity, if on the date of or following such assumption or substitution the individual’s status as a member of our board or as a director of the successor corporation, as applicable, is terminated other than upon a voluntary resignation by the director (unless such resignation is at the request of the acquirer), then the director will fully vest in and, if applicable, become exercisable, as of immediately prior to the change in control.

Other Arrangements

Non-employee directors also have their travel, lodging and related expenses associated with attending Board or committee meetings and for participating in Board-related activities paid or reimbursed by Intevac.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 28, 2024 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders (3)	1,679,276	(4)	$4.65	2,698,143
Equity compensation plans not approved by security holders (5)	904,982	(6)	$—	409,300

Total	2,584,258		$4.65	3,107,443

(1)	Calculation of weighted-average exercise price excludes RSUs and PRSUs, for which there is no exercise price.
(2)	Excludes securities reflected in column (a).
(3)	Included in the column (c) amount are 426,518 shares available for future issuance under Intevac’s 2003 Employee Stock Purchase Plan.
(4)

Consists of shares issuable upon outstanding awards under the 2012 Plan and the 2020 Plan. This amount represents an aggregate of 171,800 shares subject stock options, 642,648 shares subject to RSUs and 864,828 shares subject to PRSUs (at maximum performance)) that were outstanding as of December 28, 2024.

(5)

On January 19, 2022, the Board adopted the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 1,200,000 shares of the Company’s common stock for issuance thereunder. On July 1, 2024, the Board amended the Inducement Plan to increase the shares of common stock reserved for issuance thereunder by 600,000 shares. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with that rule, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.

(6)	This amount represents an aggregate of 136,832 shares subject to RSUs and 768,150 shares subject to PRSUs (at maximum performance)) that were outstanding as of December 28, 2024.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2025, for each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, each of the NEOs, each of our directors, and all of our directors and current executive officers as a group.

Name of Beneficial Owner (1)	Total Number of Shares (2)	Common Stock	Rights to Acquire (3)	Percentage Beneficially Owned (4)
5% Stockholders:
Bleichroeder LP (5)	5,039,023	5,039,023	—	18.5%
Entities affiliated with GAMCO Investors, Inc. (6)	2,413,117	2,413,117	—	8.9%
NEOs:
Nigel Hunton	318,030	283,122	34,908	1.2%
Cameron McAulay	2,500	2,500	—	*
John Dickinson	63,794	49,860	13,934	*
Non-Employee Directors:
Kevin D. Barber	78,300	56,000	22,300	*
David S. Dury (7)	247,300	212,000	35,300	*
Dorothy D. Hayes	89,300	47,000	42,300	*
Michele F. Klein	92,300	52,000	47,300	*
Eiji Miyanaga	22,300	—	22,300	*
Ryan Vardeman (8)	1,076,224	1,053,924	22,300	4.0%
All directors and executive officers as a group (9 persons)	1,997,048	1,756,406	240,642	7.3%

*	Less than 1%
(1)	Unless otherwise indicated in their respective footnote, the address for each listed person is c/o Intevac, Inc., 3560 Bassett Street, Santa Clara, CA 95054.
(2)

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(3)	Includes any shares which the individual or entity has the right to acquire within 60 days of March 15, 2025, through the exercise of any vested stock option and the vesting of RSUs and PRSUs.
(4)	The total number of shares of common stock outstanding was 27,183,454 as of March 15, 2025.
(5)	This information was obtained from a Schedule 13G/A filed with the SEC on February 14, 2024. The address of Bleichroeder LP is 1345 Avenue of the Americas, New York, NY 10105.
(6)

This information was obtained from a Schedule 13D/A filed with the SEC on February 13, 2025. The number of shares beneficially owned consists of (i) 522,428 shares beneficially owned by GAMCO Asset Management Inc. (“GAMCO”), as to which GAMCO has sole dispositive power and 464,900 shares as to which GAMCO has sole voting power, (ii) 1,377,299 shares beneficially owned by Gabelli Funds LLC (“Gabelli Funds”), as to which Gabelli Funds has sole voting and dispositive power, (iii) 277,390 beneficially owned by Gabelli & Co. Investment Adviser, Inc. (“GCIA”), as to which GCIA has sole voting and dispositive power, (iv) 68,000 shares beneficially owned by Gabelli Foundation, Inc. (“Foundation”), as to which Foundation has sole voting and dispositive power, and (v) 168,000 shares beneficially owned by Teton Advisors, Inc. (“Teton”), as to which Teton has sole voting and dispositive power. The address of GAMCO and Gabelli Funds is One Corporate Center, Rye, NY 105800. The address of GCIA is 191 Mason Street, Greenwich, CT 06830. The address of Foundation is 165 West Liberty Street, Reno, Nevada 89501. The address of Teton is 189 Mason Street, Greenwich, CT 06830.

(7)	Includes 212,000 shares that Mr. Dury holds indirectly through a trust with his spouse.
(8)

Includes 1,053,924 shares held by Palogic Value Fund, L.P. (“Palogic Value Fund”). Palogic Value Management, L.P. (“Palogic Value Management”) is the general partner of, and may be deemed to beneficially own securities owned by, Palogic Value Fund. Palogic Capital Management, LLC (“Palogic Capital Management”) is the general partner of, and may be deemed to beneficially own securities beneficially owned by, Palogic Value Management. Mr. Vardeman is the sole member of, and may be deemed to beneficially own securities beneficially owned by, Palogic Capital Management. Mr. Vardeman is also a limited partner in, and may be deemed to beneficially own securities owned by, Palogic Value Fund. The address of Mr. Vardeman and Palogic Value Fund is 8333 Douglas Avenue, Suite 775, Dallas, TX 75225.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Related Person Transactions

In accordance with our Code of Business Conduct and Ethics, our Director Code of Ethics and its charter, our Audit Committee reviews and approves in advance in writing any proposed related party transactions. The most significant related party transactions, as determined by the Audit Committee, must be reviewed and approved in writing in advance by the Board. Any related party transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC. For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

Since the beginning of fiscal 2023, there were no transactions to which Intevac was a party or will be a party, in which the amounts involved exceeded or will exceed $120,000 and in which the following persons had or will have a direct or indirect material interest:

•	Any of our directors or executive officers;

•	Any nominee for election as one of our directors;

•	Any person or entity that beneficially owns more than five percent of our outstanding shares; or

•	Any member of the immediate family of any of the foregoing person.

Director Independence

The Board has determined that Mr. Barber, Mr. Dury, Ms. Hayes, Ms. Klein, Mr. Miyanaga and Mr. Vardeman are independent directors under the Nasdaq Listing Rules. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of the director’s family members has engaged in various types of business dealings with us. In addition, the Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14.	Principal Accountant Fees and Services

The following table presents fees billed for professional audit services and other services rendered to us by BPM LLP for the fiscal years ended December 28, 2024 and December 30, 2023.

	Fiscal 2024	Fiscal 2023
Audit Fees (1)	$566,047	$530,367
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$566,047	$530,367

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and fees for services that are normally provided in connection with statutory and regulatory filings or engagements. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of the interim consolidated financial statements. The 2024 and 2023 audit fees do not include $72,512 and $55,375, respectively, paid to audit firms other than BPM LLP for statutory engagements.

The Audit Committee approves in advance all engagements with BPM LLP, including the audit of our annual financial statements, the review of the financial statements included in our Quarterly Reports on Form 10-Q and any non-audit services. Fees billed by BPM LLP are reviewed and approved by the Audit Committee on a quarterly basis.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1. Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.

2. Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

2. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	File Date

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer, Secretary and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to U.S.C. 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	February 14, 2025

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2025.

INTEVAC, INC.

By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer, Secretary and Treasurer